Form 10-K
period 2014-12-31
Cohbar, Inc.
filed 2015-03-31
CIK 1522602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission file number: 001-31321

COHBAR, INC.

(Exact name of Registrant as specified in its charter)

Delaware	26-1299952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1455 Adams Drive, Suite 2050

Menlo Park, CA 94025

(Address of principal executive offices, including zip code)

(415) 388-2222

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not listed on any exchange or over-the-counter market. The registrant’s common stock began trading on the TSX Venture Exchange as of January 8, 2015. As of March 24, 2015 the registrant had outstanding 32,290,891 shares of common stock.

Documents Incorporated by Reference

The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for its 2015 Annual Meeting of Shareholders.

COHBAR, INC.

2014 FORM 10-K ANNUAL REPORT

PART I

Forward-Looking Statements

Some of the statements contained in this Form 10-K, without limitation, financial and business prospects and financial outlooks, may be forward-looking statements which reflect management’s expectations regarding future plans and intentions, growth, results of operations, performance and business prospects and opportunities. Words such as “may”, “will” “should”, “could”, “anticipate”, “believe”, “expect”, “intend”, “plan”, “potential”, “continue” and similar expressions are intended to identify these forward looking statements. Examples of such forward-looking statements include:

•	statements regarding anticipated outcomes of our research into mitochondrial-derived peptides (MDPs), and pre-clinical and clinical trials for our mitochondria-based therapeutics (MBTs);
•	expectations regarding the future market for any drug we may develop;
•	statements regarding the anticipated therapeutic properties of MBT drug development candidates;
•	expectations regarding our ability to effectively protect our intellectual property; and
•	expectations regarding our ability to attract and retain qualified employees and key personnel.

These statements reflect our current beliefs and are based on information currently available to us. Forward-looking statements involve significant risks and uncertainties, including without limitation, those listed in the “Risk Factors” section. A number of factors could cause actual results to differ materially from the results discussed in the forward-looking statements including, but not limited to, changes in general economic and market conditions and the risk factors disclosed under “Risk Factors”. Although the forward-looking statements contained in this form are based upon what we believe to be reasonable assumptions, we cannot assure you that actual results will be consistent with these forward-looking statements. Investors should not place undue reliance on forward-looking statements. These forward-looking statements are made as of the date hereof and we assume no obligation to update or revise them to reflect new events or circumstances, except as required by applicable law.

Item 1. Business

OVERVIEW

CohBar, Inc. (“CohBar,” “we,” “us,” “our” or the “Company”) is a leader in the research and development of mitochondria-based therapeutics (MBTs), an emerging class of drugs for the treatment of diseases associated with aging. MBTs originate from the discovery by our founders of a novel group of peptides within the genome of mitochondria, the powerhouses of the cell. Our ongoing development of these mitochondrial-derived peptides (MDPs) into MBTs offers the potential to address a broad range of diseases such as type 2 diabetes, cancer, atherosclerosis and neurodegenerative disorders.

Our scientific leadership is centered around the expertise of our founders, Dr. Pinchas Cohen, Dean of the Davis School of Gerontology at the University of Southern California, and Dr. Nir Barzilai, Professor of Genetics and Director of the Institute for Aging Research at the Albert Einstein College of Medicine, and is supported by our co-founders, Dr. David Sinclair, Professor of Genetics at Harvard Medical School, and Dr. John Amatruda, former Senior Vice President and Franchise Head for Diabetes and Obesity at Merck Research Laboratories. CohBar’s Chief Scientific Officer is Dr. Kenneth Cundy, former Chief Scientific Officer at Xenoport, Inc. and Senior Director of Biopharmaceutics at Gilead Sciences, Inc.

Our founders and co-founders are widely considered to be scientific experts and thought leaders at the intersection of cellular and mitochondrial genetics and biology, the biology of aging, metabolism, and drug discovery, development and commercialization. The scientific research in the areas of mitochondrial genomics and biology, age-related diseases, longevity, and metabolism underlying our founder’s discoveries and our intellectual property portfolio was conducted by Dr. Cohen, Dr. Barzilai and their academic collaborators with the support of research grants aggregating over $30 million awarded to their respective academic institutions since 2001 by the National Institutes of Health, private foundations, and other grant funding organizations. The multi-disciplinary expertise of our scientific leaders, and their investigations into and knowledge of age-related diseases, has enabled and focused our Company’s research efforts on the mitochondrial genome and its potential to yield peptides, which are biological molecules composed of bonded amino acids, for therapeutic advancement.

Mitochondria are components within the cell that produce energy and regulate cell death in response to signals received from the cell. They are the only cell components, other than the nucleus, that have their own genome. Until recently, scientists believed the mitochondrial genome was simple, containing only 37 genes, and the mitochondrial genome has been left relatively unexplored as a focus of drug discovery efforts. Research by our founders and their academic collaborators has revealed that the mitochondrial genome has dozens of potential new genes that encode peptides, only several of which have been characterized to date. We refer to these as mitochondrial-derived peptides (MDPs). These peptides influence cellular activities by acting as hormones, or messengers between cells, triggering intra-cellular changes that affect cell growth and differentiation and play a role in metabolism.

MDPs represent a diverse and largely unexplored collection of peptides, which we believe have the potential to lead to novel mitochondria-based therapeutics (MBTs) for a number of diseases with significant unmet medical needs. We believe that CohBar is a first mover in exploring the mitochondrial genome to identify MDPs with the potential to be developed into transformative medicines, and that the depth of our scientific expertise, together with our intellectual property portfolio, will enable us to sustain this competitive advantage. By augmenting our scientific leadership and MDP discoveries with drug discovery and development expertise and capabilities, we believe we can identify and develop MBT candidates that harness the MDP’s cell-signaling mechanisms and unlock the therapeutic potential of this collection of peptides.

We are the exclusive licensee from the Regents of the University of California and the Albert Einstein College of Medicine to four issued U.S. patents and four U.S. and international patent applications. Our licensed patents and patent applications are directed to compositions comprising MDPs and their analogs and methods of their use in the treatment of indicated diseases. See “Business – Patents and Other Intellectual Property”.

We were formed as a limited liability company in the state of Delaware in 2007, and we converted into a corporation in Delaware in 2009. We completed our initial public offering of common stock in January 2015.

BUSINESS STRATEGY

We aim to build a multi-product company based on our expertise in MDP biology and therapeutic drug development that, independently or together with strategic partners, discovers, develops and commercializes first- and best-in-class medicines to treat a wide variety of diseases with large unmet medical needs. Key elements of our strategy include:

•	Exploiting our MDP discoveries to date by advancing research and development within our lead programs;

•	Continuing to leverage our expertise in mitochondrial biology discovery to expand our pipeline of research peptides;

•	Expanding our intellectual property portfolio relevant to mitochondria-based therapeutics (MBTs);

•	Supplementing and supporting our founders’ expertise and efforts with additional scientific leadership, staff and facilities;

•	Leveraging relationships with academic partners and contract research organizations (CROs) to advance our research programs; and

•	Developing strategic partnerships with larger pharmaceutical companies and other organizations to support our research programs and future development and commercialization efforts.

Our Lead Peptides

Our research efforts to date have focused on discovering and evaluating our MDPs for potential development as MBT drug candidates. We seek to identify and advance research on MDPs with superior potential for yielding a drug candidate, and ultimately a drug, for which we have a strong intellectual property position. We also seek to take advantage of efficiencies that may be gained should a MBT drug candidate based on a single peptide prove effective for multiple indications. Based on our evaluation of MDPs currently in our research pipeline we are actively engaged in research of four MDPs for potential advancement into MBT drug candidate programs. We believe that the success of one of these possible MBT candidate programs, and further future development into a clinically effective therapeutic drug, while uncertain, could potentially address significant unmet medical needs.

MOTS-c

MOTS-c is an MDP discovered in 2012 by our founders and their academic collaborators. To date, our laboratory and rodent studies indicate that MOTS-c plays a significant role in regulation of metabolism and we believe a MOTS-c analog has therapeutic potential for Type 2 Diabetes mellitus, as well as other diseases, such as obesity, fatty liver and certain cancers. We intend to advance research on MOTS-c and its analogs as our lead program.

SHLP-6

We and our academic collaborators have discovered several other MDPs with properties related to humanin, which we refer to as small humanin-like peptides, or SHLPs. Of these peptides, our investigational research of SHLP-6 and its potential for the treatment of cancer is the most advanced. SHLP-6 cancer treatment models conducted both in cell culture and in mice demonstrated suppression of cancer progression via a dual mechanism involving suppression of tumor angiogenesis (blood vessel development) as well as induction of apoptosis (cancer cell death). We consider SHLP-6 as our primary research peptide for the potential treatment of cancer and plan to advance our research on SHLP-6, or a suitable analog as an MBT candidate.

SHLP-2 and Humanin

Humanin, the first MDP to be discovered, has been shown to have protective effects in various disease models, including Alzheimer’s disease, atherosclerosis, myocardial and cerebral ischemia and Type 2 Diabetes. Humanin levels in humans have been shown to decline with age, and elevated levels of humanin together with lower incidence of age-related diseases has been observed in centenarians as well as their offspring.

We also have evidence that another of our MDPs, SHLP-2, as well as certain of our humanin analogs, may be useful in the treatment of Alzheimer’s disease. In vitro experiments have shown SHLP-2 and these humanin analogs to have protective effects against neuronal toxicity, and have demonstrated that SHLP-2 and the humanin analogs are transported through the blood-brain barrier. We consider SHLP-2, humanin and humanin analogs of potential interest for the development of MBT treatments for Alzheimer’s disease.

Our Target Indications

Our drug discovery efforts are centered on identification of mitochondrial-derived peptides that have therapeutic potential to be advanced as drug candidates. Our research programs to date suggest multiple possible therapeutic indications for each of our lead peptides. While we believe any MBT drug candidates we identify would be advanced against one of the following diseases as a primary indication, it is possible that we may determine to advance a drug candidate for treatment of a different disease as a primary indication. We may determine to advance any future drug candidate against an alternative primary disease indication if, for example, additional data suggests greater therapeutic potential for the drug candidate against the alternative indication, or we determine that the development, approval or commercialization pathway may be more favorable for a drug candidate targeted against the alternative indication.

Type 2 Diabetes – Type 2 Diabetes is a chronic disease characterized by a relative deficiency in insulin production and secretion by the pancreas and an inability of the body to respond to insulin normally, i.e. insulin resistance. Hyperglycemia, or raised blood sugar, is a common effect of uncontrolled diabetes and over time leads to serious damage to many of the body’s systems, especially the nerves, kidneys, eyes and blood vessels.

Cancer – Cancer is a generic term for a large group of diseases that can affect any part of the body. One defining feature of cancer is the rapid creation of abnormal cells that grow beyond their usual boundaries, and which can then invade adjoining parts of the body and spread to other organs. This process is referred to as metastasis. Metastases are a major cause of death from cancer. Cancer is a leading cause of death worldwide. Cancer drugs such as chemotherapy, hormone therapy and other treatments are used to destroy cancer cells. The goal of cancer drugs is to cure the disease or, when a cure is not possible, to prolong life or improve quality of life for patients with incurable cancer.

Alzheimer’s disease – In the brain, neurons connect and communicate at synapses, where tiny bursts of chemicals called neurotransmitters carry information from one cell to another. Alzheimer’s disrupts this process and eventually destroys synapses and kills neurons, damaging the brain’s communication network. There is no cure, and medications on the market today treat only the symptoms of Alzheimer’s disease and do not have the ability to stop its onset or its progression. There is an urgent and unmet need for both a disease-modifying drug for Alzheimer’s disease as well as for better symptomatic treatments.

Atherosclerosis – Atherosclerosis is commonly referred to as a “hardening” or furring of the arteries. It is caused by the formation of multiple atheromatous plaques within the arteries. This process is the major underlying risk for developing myocardial infarction (heart attack) as those plaques will either narrow the vessel or rupture, preventing blood flow in the coronary artery to parts of the heart muscle. Heart disease is the leading cause of death for both men and women. Cholesterol lowering drugs are considered the main preventive approach to treat atherosclerosis, however these drugs are estimated to prevent only one-third of incidences of myocardial infarction, and there is significant unmet need for additional therapeutic options.

COMPETITION

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our scientific knowledge, technology, and development experience provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

Many of our competitors may have significantly greater financial resources and capabilities for research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price and the availability of reimbursement from government and other third-party payors.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of products which are generic or are otherwise less expensive to provide.

There are numerous therapies currently marketed to treat diabetes, cancer and Alzheimer’s disease. These therapies are varied in their design, therapeutic application and mechanism of action and may provide significant competition for any of our product candidates for which we obtain market approval. New products may also become available that provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain market approval.

If MOTS-c or analogs of MOTS-c are developed and approved for treatment of patients with diabetes, it would compete with several classes of drugs for Type 2 Diabetes that are approved to improve glucose control, including sulfonylureas, PPAR gamma agonists, biguanides, alpha glucosidase inhibitors, DPP IV inhibitors, GLP1 agonists, SGLT2 inhibitors, bromocriptine and insulin. Insulin sensitizing agents approved to treat Type 2 Diabetes are the PPAR gamma agonists pioglitazone and rosiglitazone. These agents are not generic, are oral once daily pills and are effective in lowering glucose and A1C. Metformin is also sometimes called an insulin sensitizer. It is available as a generic and comes in a once daily formulation. Drugs approved for obesity may also be used to treat Type 2 Diabetes. In addition there are several investigational drugs being studied to treat Type 2 Diabetes and if these investigational therapies were approved they would also compete with a MOTS-c MBT.

If SHLP-6 (or MOTS-c) is developed and approved as an MBT treatment for patients with cancer, it would compete with all approved therapies for the cancer it is approved to treat. Since the specific cancer that these investigational therapies might be approved to treat is unknown, they would theoretically compete with any pharmaceutical agent that is approved to treat cancer. In addition there are several investigational drugs being studied to treat cancer and if these investigational therapies were approved they would also compete with SHLP-6 and MOTS-c.

If SHLP-2 (or humanin) is developed and approved as an MBT treatment for patients with Alzheimer’s disease, it would compete with all approved therapies to treat Alzheimer’s disease including donepezil (Aricept), galantamine (Razadyne), memantine (Namenda), rivastigmine (Exelon) and tacrine (Cognex). In addition, there are several investigational drugs being studied to treat Alzheimer’s that, if approved, would also compete with SHLP-2 or humanin.

EMPLOYEES

As of March 31, 2015 we had four employees, all of whom were full-time. In addition to our employees, each of our founders serves as a consultant to the Company and consults directly with our employees and scientific staff to advance our research programs. Each of Drs. Cohen, Barzilai, Amatruda and Sinclair provide consulting services in the areas of peptide research, genetics, aging and age related diseases, drug discovery, development and commercialization and other areas relevant to our business pursuant to consulting agreements that provide for annual service terms. We from time to time engage other subject matter experts on a consulting basis in specific areas of our research and development efforts. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

During 2015 we intend to hire additional lab personnel and scientific staff. The increase in our headcount is expected to enable us to enhance our research and development efforts on discovering, evaluating and optimizing our MDPs as potential MBT drug candidates.

INTELLECTUAL PROPERTY

Patents

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our novel biological discoveries and therapeutic methods, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position.

Our intellectual property and patent strategy is focused on our MDPs and our MBTs. We typically seek composition-of-matter and method-of-treatment patents for our MDPs and prospective MBTs based on pre-clinical evaluation of therapeutic potential. We believe that the opportunity to engineer analogs or create combination therapies will afford us the opportunity to strengthen IP protection for our drug development candidates as they advance through our development pipeline and to broaden our IP protection internationally.

Individual patents extend for varying periods of time depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued from applications filed in the United States are effective for twenty years from the earliest non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, however, the restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also twenty years from the earliest international filing date. We currently have exclusive rights to four issued patents that will expire starting in 2028.

A summary of our patent estate as it relates to our lead research peptides appears below:

Therapeutic Activities / Method of Use Claims
	Granted / Filed	Composition Claims	Type 1 Diabetes	Type 2 Diabetes	Obesity	Fatty Liver	Cancer	Alzheimer’s	Atherosclerosis
MOTS-c	Filed	✓	✓	✓	✓	✓	✓

SHLP-6	Filed	✓					✓

SHLP-2	Granted	✓	✓	✓				✓

Humanin Analogs	Granted	✓		✓

Humanin Analogs	Two Granted		✓

Humanin and Humanin Analogs	Filed								✓

National and international patent laws concerning peptide therapeutics remain highly unsettled. Policies regarding the patent eligibility or breadth of claims allowed in such patents are currently in flux in the United States and other countries. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries can diminish our ability to protect our inventions and enforce our intellectual property rights. Accordingly, we cannot predict the breadth or enforceability of claims that may be granted in our patents or in third-party patents. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Our ability to maintain and solidify our proprietary position for our drugs and technology will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know whether any of the patent applications that we may file or license from third parties will result in the issuance of any patents. The issued patents that we license, or may license or own in the future, may be challenged, invalidated or circumvented, and the rights granted under any issued patents may not provide us with sufficient protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may be able to independently develop and commercialize similar drugs or duplicate our technology, business model or strategy without infringing our patents. Because of the extensive time required for clinical development and regulatory review of a drug we may develop, it is possible that, before any of our drugs can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of any such patent. The patent positions for our lead research peptides are described below:

MOTS-c Patent Coverage

We are the exclusive licensee from the Regents of the University of California (the “Regents”) to intellectual property rights related MOTS-c, including one patent application filed in the United States (U.S. Application No. 14/213,617) and one international patent application filed concurrently (PCT/US2014/28968). Both applications include claims directed to the MOTS-c composition of matter, as well as methods of using MOTS-c to treat Type 1 Diabetes, Type 2 Diabetes, fatty liver, obesity and cancer.

SHLP-2 and SHLP-6 Patent Coverage

We are the exclusive licensee from the Regents to intellectual property for SHLP-2 and SHLP-6. This intellectual property includes the following issued and pending patents:

•	U.S. Patent No. 8,637,470, issued on January 28, 2014, with claims directed to the SHLP-2 composition of matter, and variants with therapeutic activity for treating Alzheimer’s disease and Types 1 and 2 Diabetes.

•	A divisional patent application in the United States for SHLP-6 (U.S. Application No. 14/134,430), with claims directed at the SHLP-6 composition of matter, and methods of use in treating cancer.

We have limited ability to expand coverage of this patent family outside of the United States, however we have developed and are currently evaluating analogs of SHLP-2 and SHLP-6 with modifications that improve potency or bioactivity of the peptide. If our evaluations show efficacy of these or other analog SHLPs in animal models, then we anticipate filing additional patents covering the composition of the modified SHLP and its methods of use in the United States, and internationally based on our evaluation of the potential for commercialization in those markets.

Humanin and Humanin Analogs Patent Coverage

We are the exclusive licensee from the Regents and the Albert Einstein College of Medicine of Yeshiva University to U.S. patent applications and issued U.S. patents and covering humanin and humanin analogs for treatment of disease.

•	U.S. Patent No. 8,309,525, issued on November 13, 2012, with claims covering pharmaceutical compositions of humanin analogs for increasing insulin sensitivity.

•	U.S. Patent No. 7,998,928, issued on August 16, 2011, with claims directed to methods of using a humanin analog to treat Type 1 Diabetes.

•	U.S. Patent No. 8,653,027 issued on February 18, 2014 as a continuation of U.S. Patent 7,998,928, with claims directed to methods of using an additional humanin analog to treat Type 1 Diabetes.

•	U.S. Patent Application No. 13/526,309 (pending), with claims directed to methods of using humanin or a humanin analog to treat atherosclerosis.

Trade Secrets

In addition to patents, we rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees and consultants and invention assignment agreements with our employees. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Trademarks

We applied for registration of the trademark COHBARTM in the United States and on January 20, 2015 it was published. A Notice of Allowance of our trademark application was issued on March 20, 2015.

In-licenses

MOTS-c Exclusive License

On August 6, 2013, we entered into an exclusive license agreement with the Regents to obtain worldwide, exclusive rights under patent filings and other intellectual property rights in inventions developed by Dr. Cohen and academic collaborators at the University of California, Los Angeles. The intellectual property includes the pending U.S. and international patent filings described above under “MOTS-c Patent Coverage”.

We agreed to pay the Regents specified development milestone payments aggregating up to $765,000 for the first product sold under the license. Milestone payments for additional products developed and sold under the license are reduced by 50%. In addition, we are required to pay the Regents royalties equal to 2% of our worldwide net sales of drugs, therapies or other products developed from claims covered by the licensed patent, subject to a minimum royalty payment of $75,000 annually, beginning after the first commercial sale of a licensed product. We are required to pay the Regents royalties ranging from 8% of worldwide sublicense sales of covered products (if the sublicense is entered after commencement of phase II clinical trials) to 12% of worldwide sublicense sales (if the sublicense is entered prior to commencement of phase I clinical trials). The agreement also requires us to meet certain diligence and development milestones, including filing of an IND for a product covered by the agreement on or before the seventh anniversary of the agreement date.

Under the agreement, the license rights granted to us are subject to any rights the United States Government may have in such licensed rights due to its sponsorship of research that led to the creation of the licensed rights. The agreement also provides that if the Regents become aware of a third-party’s interest in exploiting the licensed technologies in a field that we are not actively pursuing, then we may be obligated either to issue a sublicense for use in the unexploited field to the third-party on substantially similar terms or to actively pursue the unexploited field subject to appropriate diligence milestones. The agreement terminates upon the expiration of the last valid claim of the licensed patent rights. We may terminate the agreement at any time by giving the Regents advance written notice. The agreement may also be terminated by the Regents in the event of our continuing material breach after notice of such breach and the opportunity to cure.

Humanin and SHLPs Exclusive License

On November 30, 2011, we entered into an exclusive license agreement with the Regents and the Albert Einstein College of Medicine at Yeshiva University to obtain worldwide, exclusive rights under patent filings and other intellectual property rights in inventions developed by Drs. Cohen and Barzilai and their academic collaborators. The intellectual property subject to the agreement includes four issued and two pending U.S. patents including composition claims directed to humanin analogs, SHLP-2 and SHLP-6 and methods of use claims directed to humanin, humanin analogs and SHLP-6. See “Humanin and Humanin Analogs Patent Coverage” and “SHLP-2 and SHLP-6 Patent Coverage”.

We agreed to pay the licensors specified development milestone payments aggregating up to $765,000 for the first product sold under the license. Milestone payments for additional products developed and sold under the license are reduced by 50%. We are also required to pay annual maintenance fees to the licensors. Aggregate maintenance fees for the first five years following execution of the agreement are $80,000. Thereafter, we are required to pay maintenance fees of $50,000 annually until the first sale of a licensed product. In addition, we are required to pay the licensors royalties equal to 2% of our worldwide net sales of drugs, therapies or other products developed from claims covered by the licensed patents, subject to a minimum royalty payment of $75,000 annually, beginning after the first commercial sale of a licensed product. We are required to pay royalties ranging from 8% of worldwide sublicense sales of covered products (if the sublicense is entered after commencement of phase II clinical trials) to 12% of worldwide sublicense sales (if the sublicense is entered prior to commencement of phase I clinical trials). The agreement also requires us to meet certain diligence and development milestones, including filing of an IND for a product covered by the agreement on or before the seventh anniversary of the agreement date.

Under the agreement, the license rights granted to us are subject to any rights the United States Government may have in such licensed rights due to its sponsorship of research that led to the creation of the licensed rights. The agreement terminates upon the expiration of the last valid claim of the licensed patent rights. We may terminate the agreement at any time by giving the Regents advance written notice. The agreement may also be terminated by the Regents in the event of our continuing material breach after notice of such breach and the opportunity to cure.

ENVIRONMENTAL AND OTHER REGULATORY MATTERS

Government Regulation

The pre-clinical studies and clinical testing, manufacture, labeling, storage, record keeping, advertising, promotion, export, marketing and sales, among other things, of our therapeutic candidates and future products, are subject to extensive regulation by governmental authorities in the United States and other countries. In the United States, pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act and other laws. Biologics are subject to regulation by the FDA under the FDCA, the Public Health Service Act, and related regulations, and other federal, state and local statutes and regulations. Biological products include, among other things, viruses, therapeutic serums, vaccines and most protein products. Product development and approval within these regulatory frameworks takes a number of years, and involves the expenditure of substantial resources.

Regulatory approval will be required in all major markets in which we, or our licensees, seek to test our products in development. At a minimum, such approval requires evaluation of data relating to quality, safety and efficacy of a product for its proposed use. The specific types of data required and the regulations relating to these data differ depending on the territory, the drug involved, the proposed indication and the stage of development.

In general, new chemical entities are tested in animals to determine whether the product is reasonably safe for initial human testing. Clinical trials for new products are typically conducted in three sequential phases that may overlap. Phase 1 trials typically involve the initial introduction of the pharmaceutical into healthy human volunteers and the emphasis is on testing for safety, dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. In the case of serious or life-threatening diseases, such as cancer, initial Phase 1 trials are often conducted in patients directly, with preliminary exploration of potential efficacy. Phase 2 trials involve clinical trials to evaluate the effectiveness of the drug for a particular indication or indications in patients with the disease or condition under study and to determine the common short-term side effects and risks associated with the drug. Phase 2 trials are typically closely monitored and conducted in a relatively small number of patients, usually involving no more than several hundred subjects. Phase 3 trials are generally expanded, well-controlled clinical trials. They are performed after preliminary evidence suggesting effectiveness of the drug has been obtained, and are intended to gather the additional information about effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling.

In the U.S., specific pre-clinical data, chemical data and a proposed clinical study protocol, as described above, must be submitted to the FDA as part of an Investigational New Drug application, or IND, which, unless the FDA objects, will become effective 30 days following receipt by the FDA. Phase 1 trials may commence only after the IND application becomes effective. Following completion of Phase 1 trials, further submissions to regulatory authorities are necessary in relation to Phase 2 and 3 trials to update the existing IND. Authorities may require additional data before allowing the trials to commence and could demand discontinuation of studies at any time if there are significant safety issues. In addition to regulatory review, a clinical trial involving human subjects has to be approved by an independent body. The exact composition and responsibilities of this body differ from country to country. In the U.S., for example, each clinical trial is conducted under the auspices of an Institutional Review Board at the institution at which the clinical trial is conducted. This board considers among other things, the design of the clinical trial, ethical factors, the safety of the human subjects and the possible liability risk for the institution.

Information generated in this process is susceptible to varying interpretations that could delay, limit, or prevent regulatory approval at any stage of the approval process. Failure to demonstrate adequately the quality, safety and efficacy of a therapeutic drug under development would delay or prevent regulatory approval of the product.

In order to gain marketing approval, we must submit a new drug application, or NDA, for review by the FDA. The NDA requires information on the quality of the chemistry, manufacturing and pharmaceutical aspects of the product and non-clinical and clinical data.

There can be no assurance that if clinical trials are completed that we or any future collaborative partners will submit an NDA or similar applications outside the U.S. for required authorizations to manufacture or market potential products, or that any such applications will be timely reviewed or approved. Approval of an NDA can take several months to several years or be denied, and the approval process can be affected by a number of factors. Additional studies or clinical trials may be requested during the review and may delay marketing approval and involve unbudgeted costs. Regulatory authorities may conduct inspections of relevant facilities and review manufacturing procedures, operating systems and personnel qualifications. In addition to obtaining approval for each product, in many cases each drug manufacturing facility must be approved. Further, inspections may occur over the life of the product. An inspection of the clinical investigation sites by a competent authority may be required as part of the regulatory approval procedure. As a condition of marketing approval, the regulatory agency may require post-marketing surveillance to monitor adverse effects, or other additional studies as deemed appropriate. After approval for the initial indication, further clinical studies are usually necessary to gain approval for additional indications. The terms of any approval, including labeling content, may be more restrictive than expected and could affect product marketability.

Holders of an approved NDA are required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with certain requirements concerning advertising and promotional labeling for their products. Moreover, quality control and manufacturing procedures must continue to conform to cGMP after approval, and the FDA periodically inspects manufacturing facilities to assess cGMP compliance. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. We expect to continue to rely upon third-party manufacturers to produce commercial supplies of any products which are approved for marketing. We cannot be sure that those manufacturers will remain in compliance with applicable regulations, or that future FDA inspections will not identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct.

Any of our future products approved by FDA will likely be purchased principally by healthcare providers that typically bill various third-party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the healthcare products and services provided to their patients. The ability of customers to obtain appropriate reimbursement for the products and services they provide is crucial to the success of new drug and biologic products. The availability of reimbursement affects which products customers purchase and the prices they are willing to pay. Reimbursement varies from country to country and can significantly impact the acceptance of new products. Even if we were to develop a promising new product, we may find limited demand for the product unless reimbursement approval is obtained from private and governmental third-party payors.

If FDA approves any of our future products and reimbursement for those products is approved by any federal or state healthcare programs, then we will be subject to federal and state laws, such as the Federal False Claims Act, state false claims acts, the illegal remuneration provisions of the Social Security Act, the federal anti-kickback laws, and state anti-kickback laws that govern financial and other arrangements among drug manufacturers and developers and the physicians and other practitioners or facilities that purchase or prescribe products. Among other things, these laws prohibit kickbacks, bribes and rebates, as well as other direct and indirect payments that are intended to induce the use or prescription of medical products or services payable by any federal or state healthcare program, and prohibit presenting a false or misleading claim for payment under a federal or state program. Possible sanctions for violation of any of these restrictions or prohibitions include loss of eligibility to participate in federal and state reimbursement programs and civil and criminal penalties. If we fail to comply, even inadvertently, with any of these requirements, we could be required to alter our operations, enter into corporate integrity, deferred prosecution or similar agreements with state or federal government agencies, and become subject to significant civil and criminal penalties.

AVAILABLE INFORMATION

Our common stock is listed on the TSX Venture Exchange and trades under the symbol “COB.U.” Our principal executive offices are located at 1455 Adams Drive, Suite 2050, Menlo Park, California 94025, and our telephone number is (415) 388-2222. The Internet address of our corporate website is http://www.cohbar.com.

We file annual reports, quarterly reports, current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended. You can inspect and obtain a copy of our reports, proxy statements and other information filed with the SEC at the offices of the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. EST. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet website at http://www.sec.gov where you can access copies of most of our SEC filings.

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, available free of charge on our corporate website. In addition, our Code of Ethics and Business Conduct and the charters of our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are available on our corporate website. The contents of our corporate website are not incorporated into, or otherwise to be regarded as part of, this annual report on Form 10-K.

Item 1A. Risk Factors

CohBar operates in an environment that involves a number of risks and uncertainties. The risks and uncertainties described in this Annual Report on Form 10-K are not the only risks and uncertainties that we face. Additional risks and uncertainties that presently are not considered material or are not known to us, and therefore are not mentioned herein, may impair our business operations. If any of the risks described in this Annual Report on Form 10-K actually occur, our business, operating results and financial position could be adversely affected.

We have had a history of losses and no revenue.

Since our conversion to a Delaware corporation in September 2009 through December 31, 2014, we have accumulated losses of $4,456,327. As of December 31, 2014, we had working capital of $519,296 and a stockholders’ equity of $1,069,604. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. Until we can generate significant revenues, if ever, we expect to satisfy our future cash needs through equity or debt financing. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations. In the event we are not able to continue operations you will likely suffer a complete loss of your investment in our securities.

We are an early research stage biotechnology company and may never be able to successfully develop marketable products or generate any revenue. We have a very limited relevant operating history upon which an evaluation of our performance and prospects can be made. There is no assurance that our future operations will result in profits. If we cannot generate sufficient revenues, we may suspend or cease operations.

We are an early-stage company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, in-licensing intellectual property, identifying MDPs for further research and performing research on identified MDPs. We have not generated any revenues to date and have no operating history. All of our MBTs are in the concept or research stage. Moreover, we cannot be certain that our research and development efforts will be successful or, if successful, that our MBTs will ever be approved by the FDA. Typically, it takes 10-12 years to develop one new medicine from the time it is discovered to when it is available for treating patients and longer timeframes are not uncommon. Even if approved, our products may not generate commercial revenues. We have no relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of potential drug candidates either in research, pre-clinical testing or in clinical trials, failure to establish business relationships and competitive disadvantages against other companies. If we fail to become profitable, we may suspend or cease operations.

We may not be successful in our efforts to identify or discover potential drug development candidates.

A key element of our strategy is to identify and test MDPs that play a role in cellular processes underlying our targeted disease indications. A significant portion of the research that we are conducting involves emerging scientific knowledge and drug discovery methods. Our drug discovery efforts may not be successful in identifying MBTs that are useful in treating disease. Our research programs may initially show promise in identifying potential drug development candidates, yet fail to yield candidates for pre-clinical and clinical development for a number of reasons, including:

•	the research methodology used may not be successful in identifying appropriate potential drug development candidates; or

•	potential drug development candidates may, on further study, be shown not to be effective in humans, or to have unacceptable toxicities, harmful side effects, or other characteristics that indicate that they are unlikely to be medicines that will receive marketing approval and achieve market acceptance.

Research programs to identify new product candidates require substantial technical, financial and human resources. We may choose to focus our efforts and resources on a potential product candidate that ultimately proves to be unsuccessful. If we are unable to identify suitable MBTs for pre-clinical and clinical development, we will not be able to obtain product revenues in future periods, which likely would result in significant harm to our financial position and adversely impact our stock price.

Our research and development plans will require substantial additional future funding which could impact our operational and financial condition. Without the required additional funds, we will likely cease operations.

It will take several years before we are able to develop potentially marketable products, if at all. Our research and development plans will require substantial additional capital to:

•	conduct research, pre-clinical testing and human studies;

•	manufacture any future drug development candidate or product at pilot and commercial scale; and

•	establish and develop quality control, regulatory, and administrative capabilities to support these programs.

Our future operating and capital needs will depend on many factors, including:

•	the pace of scientific progress in our research programs and the magnitude of these programs;

•	the scope and results of pre-clinical testing and human studies;

•	the time and costs involved in obtaining regulatory approvals;

•	the time and costs involved in preparing, filing, prosecuting, securing, maintaining and enforcing intellectual property rights;

•	competing technological and market developments;

•	our ability to establish additional collaborations;

•	changes in any future collaborations;

•	the cost of manufacturing our drug products; and

•	the effectiveness of efforts to commercialize and market our products.

We base our outlook regarding the need for funds on many uncertain variables. Such uncertainties include the success of our research and development initiatives, regulatory approvals, the timing of events outside our direct control such as negotiations with potential strategic partners and other factors. Any of these uncertain events can significantly change our cash requirements as they determine such one-time events as the receipt or payment of major milestones and other payments.

Additional funds will be required to support our operations and if we are unable to obtain them on favorable terms, we may be required to cease or reduce further research and development of our drug product programs, sell or abandon some or all of our intellectual property, merge with another entity or cease operations.

We will need additional funding and may be unable to raise additional capital when needed, which would force us to delay, reduce or eliminate our research and development activities.

Our operations to date have consumed substantial amounts of cash, and we expect our capital and operating expenditures to increase in the next few years. We may not be able to generate significant revenues for several years, if at all. Until we can generate significant revenues, if ever, we expect to satisfy our future cash needs through equity or debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development activities.

Our independent registered public accountants have identified a material weakness in our internal control over financial reporting. In addition, because of our status as an emerging growth company, our independent registered public accountants are not required to provide an attestation report as to our internal control over financial reporting for the foreseeable future.

In connection with the audits of our consolidated financial statements for the years ended December 31, 2014 and 2013, our independent registered public accountants identified a material weakness in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to our having one employee assigned to positions that involve processing financial information, resulting in a lack of segregation of duties so that all journal entries and account reconciliations are reviewed by someone other than the preparer, heightening the risk of error or fraud. If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. In addition, beginning with our annual report on Form 10-K for the year ending December 31, 2015, we will be required to annually assess the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are in the process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation, which process is time consuming, costly, and complicated. Because of our limited resources we may be unable remediate the identified material weakness in a timely manner, or additional control deficiencies may be identified. As a result, we may be unable to report our financial results accurately on a timely basis or help prevent fraud, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence and cause the market price of our common stock to decline.

Whether or not our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed. However, our independent registered public accounting firm will not be required to attest formally to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company” as defined in the JOBS Act. We expect to be an “emerging growth company” for up to five years. Accordingly, you will not be able to depend on any attestation concerning our internal control over financial reporting from our independent registered public accountants for the foreseeable future.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 and related provisions of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We may in the future as a result of subsequent shifts in our stock ownership experience an “ownership change.” Thus, our ability to utilize carryforwards of our net operating losses and other tax attributes to reduce future tax liabilities may be substantially restricted. At this time, we have not completed a study to assess whether an ownership change under Section 382 of the Code may occur in the foreseeable future due to the costs and complexities associated with such a study. Further, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, we may not be able to take full advantage of these carryforwards for federal or state tax purposes.

If we fail to demonstrate efficacy in our research and clinical trials, our future business prospects, financial condition and operating results will be materially adversely affected.

The success of our research and development efforts will be greatly dependent upon our ability to demonstrate efficacy of MBTs in non-clinical studies, as well as in clinical trials. Non-clinical studies involve testing potential MBTs in appropriate non-human disease models to demonstrate efficacy and safety. Regulatory agencies evaluate these data carefully before they will approve clinical testing in humans. If certain non-clinical data reveals potential safety issues or the results are inconsistent with an expectation of the potential drug’s efficacy in humans, the program may be discontinued or the regulatory agencies may require additional testing before allowing human clinical trials. This additional testing will increase program expenses and extend timelines. We may decide to suspend further testing on our potential drugs if, in the judgment of our management and advisors, the non-clinical test results do not support further development.

Moreover, success in research, pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and non-clinical testing. The clinical trial process may fail to demonstrate that our potential drug candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a drug candidate and may delay development of other potential drug candidates. Any delay in, or termination of, our non-clinical testing or clinical trials will delay the filing of an investigational new drug application and new drug application with the Food and Drug Administration or the equivalent applications with pharmaceutical regulatory authorities outside the United States and, ultimately, our ability to commercialize our potential drugs and generate product revenues. In addition, we expect that our early clinical trials will involve small patient populations. Because of the small sample size, the results of these early clinical trials may not be indicative of future results.

Following successful non-clinical testing, potential drugs will need to be tested in a clinical development program to provide data on safety and efficacy prior to becoming eligible for product approval and licensure by regulatory agencies.

If any of our future potential drugs in clinical development become the subject of problems, our ability to sustain our development programs will become critically compromised. For example, efficacy or safety concerns may arise, whether or not justified, that could lead to the suspension or termination of our clinical programs. Examples of problems that could arise include, among others:

•	efficacy or safety concerns with the potential drug candidates, even if not justified;

•	failure of agencies to approve a drug candidate and/or requiring additional clinical or non-clinical studies before prior to determining approvability;

•	manufacturing difficulties or concerns;

•	regulatory proceedings subjecting the potential drug candidates to potential recall;

•	publicity affecting doctor prescription or patient use of the potential drugs;

•	pressure from competitive products; or

•	introduction of more effective treatments.

Each clinical phase is designed to test attributes of the drug and problems that might result in the termination of the entire clinical plan. These problems can be revealed at any time throughout the overall clinical program. The failure to demonstrate efficacy in our clinical trials would have a material adverse effect on our future business prospects, financial condition and operating results.

Even if we are able to develop our potential drugs, we may not be able to obtain regulatory approval, or if approved, we may not be able to generate significant revenues or successfully commercialize our products, which will adversely affect our financial results and financial condition and we will have to delay or terminate some or all of our research and development plans which may force us to cease operations.

All of our potential drug candidates will require extensive additional research and development, including pre-clinical testing and clinical trials, as well as regulatory approvals, before we can market them. We cannot predict if or when any potential drug candidate we intend to develop will be approved for marketing. There are many reasons that we may fail in our efforts to develop our potential drug candidates. These include:

•	the possibility that pre-clinical testing or clinical trials may show that our potential drugs are ineffective and/or cause harmful side effects or toxicities;

•	our potential drugs may prove to be too expensive to manufacture or administer to patients;

•	our potential drugs may fail to receive necessary regulatory approvals from the United States Food and Drug Administration or foreign regulatory authorities in a timely manner, or at all;

•	even if our potential drugs are approved, we may not be able to produce them in commercial quantities or at reasonable costs;

•	even if our potential drugs are approved, they may not achieve commercial acceptance;

•	regulatory or governmental authorities may apply restrictions to any of our potential drugs, which could adversely affect their commercial success; and

•	the proprietary rights of other parties may prevent us or our potential collaborative partners from marketing our potential drugs.

If we fail to develop our potential drug candidates, our financial results and financial condition will be adversely affected, we will have to delay or terminate some or all of our research and development plans and may be forced to cease operations.

If we do not maintain the support of qualified scientific collaborators, our revenue, growth and profitability will likely be limited, which would have a material adverse effect on our business.

We will need to maintain our existing relationships with leading scientists and/or establish new relationships with scientific collaborators. We believe that such relationships are pivotal to establishing products using our technologies as a standard of care for various indications. There is no assurance that our founders, scientific advisors or research partners will continue to work with us or that we will be able to attract additional research partners. If we are not able to establish scientific relationships to assist in our research and development, we may not be able to successfully develop our potential drug candidates. If this happens, our business will be adversely affected.

We will seek to establish development and commercialization collaborations, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our potential drug development programs and the potential commercialization of our drug candidates will require substantial additional cash to fund expenses. We may decide to collaborate with pharmaceutical or biotechnology companies in connection with the development or commercialization of our potential drug candidates.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive collaboration agreement will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on, and whether such alternative collaboration project could be more attractive than the one with us for our product candidate.

Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

We expect to rely on third parties to conduct our clinical trials and some aspects of our research and pre-clinical testing. These third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or pre-clinical testing.

We currently rely on third parties to conduct some aspects of our research and expect to continue to rely on third parties to conduct additional aspects of our research and pre-clinical testing, as well as any future clinical trials. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product research and development activities.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our drug candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our medicines.

We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our drug candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

We contract with third parties for the manufacture of our peptide materials for research and expect to continue to do so for any future product candidate advanced to pre-clinical testing, clinical trials and commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our research peptide materials, product candidates or medicines, or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our research, development or commercialization efforts.

We do not have manufacturing facilities adequate to produce our research peptide materials or supplies of any future product candidate. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our peptide materials, any future product candidates for pre-clinical and clinical testing, and for commercial supply of any of these product candidates for which we or future collaborators obtain marketing approval. We do not have long term supply agreements with any third-party manufacturers, and we purchase our research peptides on a purchase order basis.

We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party;

•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us; and

•	reliance on the third party for regulatory compliance, quality assurance, and safety and pharmacovigilance reporting.

Third-party manufacturers may not be able to comply with current good manufacturing practices, or cGMP, regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or medicines, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business and results of operations.

Any drug candidate that we may develop may compete with other drug candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Our current and anticipated future dependence upon others for the manufacture of our investigational materials or future product candidates or medicines may adversely affect our future profit margins and our ability to commercialize any medicines that receive marketing approval on a timely and competitive basis.

We may not be able to develop drug candidates, market or generate sales of our products to the extent anticipated. Our business may fail and investors could lose all of their investment in our Company.

Assuming that we are successful in developing our potential drug candidates and receiving regulatory clearances to market our potential products, our ability to successfully penetrate the market and generate sales of those products may be limited by a number of factors, including the following:

•	if our competitors receive regulatory approvals for and begin marketing similar products in the United States, the European Union, Japan and other territories before we do, greater awareness of their products as compared to ours will cause our competitive position to suffer;

•	information from our competitors or the academic community indicating that current products or new products are more effective or offer compelling other benefits than our future products could impede our market penetration or decrease our future market share; and

•	the pricing and reimbursement environment for our future products, as well as pricing and reimbursement decisions by our competitors and by payers, may have an effect on our revenues.

If any of these happened, our business could be adversely affected.

Any product candidate we are able to develop and commercialize would compete in the marketplace with existing therapies and new therapies that may become available in the future. These competitive therapies may be more effective, less costly, more easily administered, or offer other advantages over any product we seek to market.

There are numerous therapies currently marketed to treat diabetes, cancer, Alzheimer’s disease and other diseases for which our potential product candidates may be indicated. For example, if we develop an approved treatment for Type 2 Diabetes, it would compete with several classes of drugs for Type 2 Diabetes that are approved to improve glucose control. These include the insulin sensitizers pioglitazone (Actos) and rosiglitazone (Avandia), which are administered as oral once daily pills, and metformin, which is sometimes called an insulin sensitizer and is available as a generic once daily formulation. If we develop an approved treatment for Alzheimer’s disease it would compete with approved therapies such as donepezil (Aricept), galantamine (Razadyne), memantine (Namenda), rivastigmine (Exelon) and tacrine (Cognex). These therapies are varied in their design, therapeutic application and mechanism of action and may provide significant competition for any of our product candidates for which we obtain market approval. New products may also become available that provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain market approval. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of existing products which are generic or are otherwise less expensive to provide.

Our future success depends on key members of our scientific team and our ability to attract, retain and motivate qualified personnel.

We are highly dependent on our founders, Dr. Pinchas Cohen and Dr. Nir Barzilai, and the other principal members of our management and scientific teams. Drs. Cohen and Barzilai are members of our board of directors and provide certain scientific and research advisory services to us pursuant to consulting arrangements with each of them. Other members of our key management and scientific teams are employed “at will,” meaning we or they may terminate the employment relationship at any time. Our consultants and advisors, including our founders, may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. In addition, we rely on other consultants and advisors from time to time, including drug discovery and development advisors, to assist us in formulating our research and development strategy. Agreements with these advisors typically may be terminated by either party, for any reason, on relatively short notice. We do not maintain “key person” insurance for any of the key members of our team. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

Recruiting and retaining qualified scientific, clinical, and managerial personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions.

We expect to expand our research, development and regulatory capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development and regulatory affairs. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

The use of any of our products in clinical trials may expose us to liability claims, which may cost us significant amounts of money to defend against or pay out, causing our business to suffer.

The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of our products. We do not currently have any drug candidates in clinical trials, however, if any of our drug candidates enter into clinical trials or become marketed products, they could potentially harm people or allegedly harm people possibly, subjecting us to costly and damaging product liability claims. Some of the patients who participate in clinical trials are already ill when they enter a trial or may intentionally or unintentionally fail to meet the exclusion criteria. The waivers we obtain may not be enforceable and may not protect us from liability or the costs of product liability litigation. Although we intend to obtain product liability insurance which we believe is adequate, we are subject to the risk that our insurance will not be sufficient to cover claims. The insurance costs along with the defense or payment of liabilities above the amount of coverage could cost us significant amounts of money and management distraction from other elements of the business, causing our business to suffer.

The patent positions of biopharmaceutical products are complex and uncertain and we may not be able to protect our patented or other intellectual property. If we cannot protect this property, we may be prevented from using it or our competitors may use it and our business could suffer significant harm. Also, the time and money we spend on acquiring and enforcing patents and other intellectual property will reduce the time and money we have available for our research and development, possibly resulting in a slow down or cessation of our research and development.

We are the exclusive licensee of patents and patent applications related to our MDPs and expect to own or license patents related to our potential drug candidates. However, neither patents nor patent applications ensure the protection of our intellectual property for a number of reasons, including the following:

•	The United States Supreme Court recently rendered a decision in Molecular Pathology vs. Myriad Genetics, Inc., 133 S.Ct. 2107 (2013) (“Myriad”), in which the court held that naturally occurring DNA segments are products of nature and not patentable as compositions of matter. On March 4, 2014, the U.S. Patent and Trademark Office (“USPTO”) issued guidelines for examination of such claims that, among other things, extended the Myriad decision to any natural product. Since MDPs are natural products isolated from cells, the USPTO guidelines may affect allowability of some of our patent claims that are filed in the USPTO but are not yet issued. Further, while the USPTO guidelines are not binding on the courts, it is likely that as the law of subject matter eligibility continues to develop Myriad will be extended to natural products other than DNA. Thus, our issued U.S. patent claims directed to MDPs as compositions of matter may be vulnerable to challenge by competitors who seek to have our claims rendered invalid. While Myriad and the USPTO guidelines described above will affect our patents only in the United States, there is no certainty that similar laws or regulations will not be adopted in other jurisdictions.

•	Competitors may interfere with our patenting process in a variety of ways. Competitors may claim that they invented the claimed invention prior to us. Competitors may also claim that we are infringing their patents and restrict our freedom to operate. Competitors may also contest our patents and patent applications, if issued, by showing in various patent offices that, among other reasons, the patented subject matter was not original, was not novel or was obvious. In litigation, a competitor could claim that our patents and patent applications are not valid or enforceable for a number of reasons. If a court agrees, we would lose some or all of our patent protection.

•	As a company, we have no meaningful experience with competitors interfering with our patents or patent applications. In order to enforce our intellectual property, we may even need to file a lawsuit against a competitor. Enforcing our intellectual property in a lawsuit can take significant time and money. We may not have the resources to enforce our intellectual property if a third party infringes an issued patent claim. Infringement lawsuits may require significant time and money resources. If we do not have such resources, the licensor is not obligated to help us enforce our patent rights. If the licensor does take action by filing a lawsuit claiming infringement, we will not be able to participate in the suit and therefore will not have control over the proceedings or the outcome of the suit.

•	Because of the time, money and effort involved in obtaining and enforcing patents, our management may spend less time and resources on developing potential drug candidates than they otherwise would, which could increase our operating expenses and delay product programs.

•	Our licensed patent applications directed to the composition and methods of using MOTS-c, our lead research peptide, and SHLP-6, which we consider as our primary research peptide for the potential treatment of cancer, have not yet been issued. There can be no assurance that these or our other licensed patent applications will result in the issuance of patents, and we cannot predict the breadth of claims that may be allowed in our currently pending patent applications or in patent applications we may file or license from others in the future.

•	Issuance of a patent may not provide much practical protection. If we receive a patent of narrow scope, then it may be easy for competitors to design products that do not infringe our patent(s).

•	We have limited ability to expand coverage of our licensed patent related to SHLP-2 and our licensed patent application related to SHLP-6 outside of the United States. The lack of patent protection in international jurisdictions may inhibit our ability to advance MBT drug candidates in these markets.

•	If a court decides that the method of manufacture or use of any of our drug candidates infringes on a third-party patent, we may have to pay substantial damages for infringement.

•	A court may prohibit us from making, selling or licensing a potential drug candidate unless the patent holder grants a license. A patent holder is not required to grant a license. If a license is available, we may have to pay substantial royalties or grant cross licenses to our patents, and the license terms may be unacceptable.

•	Redesigning our potential drug candidates so that they do not infringe on other patents may not be possible or could require substantial funds and time.

It is also unclear whether our trade secrets are adequately protected. While we use reasonable efforts to protect our trade secrets, our employees or consultants may unintentionally or willfully disclose our information to competitors. Enforcing a claim that someone illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Our competitors may independently develop equivalent knowledge, methods and know-how. We may also support and collaborate in research conducted by government organizations, hospitals, universities or other educational institutions. These research partners may be unable or unwilling to grant us exclusive rights to technology or products derived from these collaborations prior to entering into the relationship.

If we do not obtain required intellectual property rights, we could encounter delays in our drug development efforts while we attempt to design around other patents or even be prohibited from developing, manufacturing or selling potential drug candidates requiring these rights or licenses. There is also a risk that disputes may arise as to the rights to technology or potential drug candidates developed in collaboration with other parties.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analysts who may cover us were to cease coverage or our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Shares of our common stock eligible for future sale in the public marketplace may adversely affect the market price of our common stock.

The price of our common stock could decline if there are substantial sales of our common stock in the public stock market. Following our initial public offering and the concurrent private placement, there were 32,290,891 shares of our common stock outstanding as of March 24, 2015. 11,250,000 shares were sold pursuant to an effective registration statement filed under the Securities Act and may be traded without restriction. There are approximately 6,150,000 shares held by our non-affiliates which are not subject to contractual restrictions on resale and are currently or will soon be eligible for resale without restriction under the Securities Act pursuant to the exemption from registration available under Rule 144. 12,915,343 shares are subject to lock-up agreements which will expire on January 6, 2017, the date that is 24 months following completion of our initial public offering, and we anticipate that these shares will be eligible to be sold under a resale registration statement we intend to file prior to such time.

Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares are able to or intend to sell shares, could reduce the market price of our common stock.

The market price of our common stock may be highly volatile.

The market for our common stock will likely be characterized by significant price volatility when compared to more established issuers and we expect that it will continue to be so for the foreseeable future. The market price of our common stock is likely to be volatile for a number of reasons. First, our common stock is likely to be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of common stock by our stockholders may disproportionately influence the price of the common stock in either direction. The price of the common stock could, for example, decline precipitously if even a relatively small number of shares are sold on the market without commensurate demand, as compared to a market for shares of an established issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative investment due to our lack of profits to date and substantial uncertainty of regarding our ability to develop and commercialize a drug product from our new or existing technologies. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the shares of an established issuer. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time or as to what effect the sale of common stock or the availability of common stock for sale at any time will have on the prevailing market price.

Our management owns a significant percentage of our outstanding common stock. If the ownership of our common stock continues to be highly concentrated in management, it may prevent other stockholders from influencing significant corporate decisions.

As of March 31, 2015, our executive officers and directors own, as a group, approximately 38.5% of the outstanding shares of our common stock. Additionally, our executive officers and directors own, as a group, options and warrants exercisable for approximately 9.37% of our outstanding common stock, assuming exercise of such options and warrants. As a result, our management could exert significant influence over matters requiring stockholder approval, including the election of our board of directors, the approval of mergers and other extraordinary transactions, as well as the terms of any of these transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could in turn have an adverse effect on the fair market value of our company and our common stock. These actions may be taken even if they are opposed by our other stockholders.

Because the principal trading market for our shares is the TSX-V Venture Exchange, the corporate governance rules of the major U.S. stock exchanges will not apply to us. As a result, our governance practices may differ from those of a company listed on such U.S. exchanges.

Our governance practices need not comply with certain New York Stock Exchange and NASDAQ corporate governance standards, including:

•	the requirements that a majority of our board of directors consists of independent directors;

•	the requirement that we have an audit committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

There can be no assurance that we will voluntarily comply with any of the foregoing requirements. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.

The requirements of being a public company may strain our resources, divert management’s attention and require us to disclose information that is helpful to competitors, make us more attractive to potential litigants and make it more difficult to attract and retain qualified personnel.

As a public company, we are subject to the reporting requirements of the Securities Act, the Securities Exchange Act of 1934, as amended (Exchange Act), the Sarbanes-Oxley Act of 2002, as amended (Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), and applicable Canadian securities rules and regulations. Despite recent reforms made possible by the Jumpstart our Business Startups Act of 2012 (JOBS Act), compliance with these rules and regulations creates significant legal and financial compliance costs and makes some activities difficult, time-consuming or costly. The Exchange Act and applicable Canadian provincial securities legislation require, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results.

Additionally, the Sarbanes-Oxley Act and the related rules and regulations of the SEC, as well as the rules and regulations of applicable Canadian securities regulators and the rules of the TSX-V, require us to implement particular corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Among other things, we are subject to rules regarding the independence of the members of our board of directors and committees of the board and their experience in finance and accounting matters and certain of our executive officers are required to provide certifications in connection with our quarterly and annual reports filed with the SEC and applicable Canadian securities regulators. The perceived personal risk associated with these rules may deter qualified individuals from accepting these positions. Accordingly, we may be unable to attract and retain qualified officers and directors. If we are unable to attract and retain qualified officers and directors, our business and our ability to maintain the listing of our shares of common stock on the TSX-V or another stock exchange could be adversely affected.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if we have more than $1.0 billion in annual revenue, the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 (the last day of our second fiscal quarter) before that time, or we issue more than $1.0 billion of non-convertible debt over a three-year period, in which case we would no longer be an emerging growth company as of the following December 31 (the last day of our fiscal year). We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Rule 3a51-1 under the Exchange Act. Our common stock may be a “penny stock” unless one or more of the following conditions is met: (i) the stock trades at a price greater than $5.00 per share; (ii) it is traded on a national securities exchange in the United States; or (iii) we have net tangible assets greater than $2 million or average revenues of $6 million for the past three fiscal years.

The principal result or effect of being designated a “penny stock” is that U.S. securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company rents laboratory space on a month-to-month basis in Pasadena, California. Rent expense amounted to $21,600 and $25,200 for the years ended December 31, 2014 and 2013, respectively.

In February 2015, the Company entered into a lease agreement for a new and expanded laboratory facility. The laboratory space is leased on a month-to month basis and is part of a shared facility in Menlo Park, California. The Company also terminated its lease for the laboratory space in Pasadena, California effective March 31, 2015.

Item 3. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently a party to any material legal proceedings, and to our knowledge none is threatened. There can be no assurance that future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

Our common stock has been listed on the TSX Venture Exchange (the “TSX-V”) since January 8, 2015, and trades under the symbol “COB.U.” Prior to that date, there was no public trading market for our common stock. Our initial public offering was priced at USD $1.00 per share on January 6, 2015. On March 24, 2015, the closing price for our common stock as reported on the TSX-V was USD $1.32 per share.

Holders of Common Stock

As of March 24, 2015, there were 32,290,891 shares of our common stock outstanding held by 32 holders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have not declared or paid a cash dividend on our capital stock and do not intend to pay cash dividends for the foreseeable future. All dividends are subject to the approval of our board of directors. Any future determinations to pay dividends on our capital stock would depend on our results of operations, our financial condition and liquidity requirements, restrictions that may be imposed by applicable laws or our contracts, and any other factors that our board of directors in its sole discretion may consider relevant in declaring a dividend.

Recent Sales of Unregistered Securities

The following list sets forth information regarding unregistered securities sold or issued by us in the year ended December 31, 2014. In each of the transactions described below the recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions.

•	Convertible Promissory Notes and Warrants. On January 9, 2014, we sold convertible promissory notes in the aggregate principal amount of $210,000 to a total of three accredited investors, together with warrants to purchase an aggregate of 20,946 shares of our common stock at an exercise price of $0.50 per share. Each note was automatically converted to shares of our Series B preferred stock upon the closing of our Series B preferred stock financing in April 2014 at a conversion rate of $0.50 per share.

•	Series B Preferred Stock. Pursuant to a Series B Preferred Stock Agreement dated April 11, 2014 we issued and sold an aggregate of 5,400,000 shares of our Series B preferred stock to total of 23 accredited investors at a purchase price of $0.50 per share. 420,000 of these shares of our Series B preferred stock were issued to three accredited investors pursuant to the conversion, at a conversion price of $0.50 per share, of convertible promissory notes originally issued on January 9, 2014. The sale and issuance of such shares of Series B preferred stock was completed in multiple closings occurring between April 11, 2014 and August 28, 2014. Each share of Series B preferred stock was automatically converted into one share of our common stock upon completion of our initial public offering on January 6, 2015.

•	Put Units. In connection with the private placement of our Series B preferred stock described above, each purchaser of our Series B preferred stock executed a Put Agreement in our favor. Each Put Agreement gave us the right and option, exercisable in our sole discretion, to require each investor in our Series B preferred stock financing to purchase from us securities of the same type and at the same price as those sold to investors in our initial public offering. In connection with our initial public offering, we exercised our right to require the existing holders of our Series B preferred stock to purchase an aggregate of 2,700,000 units at a price of $1.00 per share. The sale and issuance of such units was completed on January 6, 2015.

The offers, sales, and issuances of the securities described above were made in reliance on the exemptions provided by Section 4(2) of the Securities Act, Rule 506 of Regulation D, and solely with respect to the issuance of Series B preferred stock upon conversion of convertible promissory notes and the conversion of our Series B preferred stock into shares of our common stock, the exemption provided by Section 3(a)(9) of the Securities Act.

Use of Proceeds

On December 19, 2014, the SEC declared effective our registration statement on Form S-1 (File No. 333-200033) in connection with our initial public offering. The registration statement related to 11,250,000 units, each comprised of one share of our common stock, par value US$0.001 per share, and one half of one common stock purchase warrant. On January 6, 2015, we sold 11,250,000 units at the price of US$1.00 per unit, for an aggregate sale price of US$11,250,000. The offering occurred solely in Canada using Haywood Securities, Inc. as agent.

We incurred expenses of US$996,496 in connection with our initial public offering. We also issued compensation options to the agent for the offering exercisable for an aggregate of 786,696 units at a price of US$1.00 per unit at any time prior to July 6, 2016. None of the agent commissions, compensation options or other offering expenses were paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any affiliate of ours. We received net proceeds of US$10,253,504 from the offering. We anticipate that we will use the net proceeds from the offering for working capital and other general corporate purposes, including research and development expenditures, general and administrative expenditures, and capital expenditures.

Share Repurchases

During the three months ended December 31, 2014, there were no purchases of shares of common stock made by, or on behalf of, the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Securities Exchange Act of 1934.

Equity Compensation Plans

See Item 12 for Equity Compensation Plan information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leader in the research and development of mitochondria-based therapeutics (MBTs), an emerging class of drugs for the treatment of diseases associated with aging. MBTs originate from the discovery by our founders of a novel group of peptides within the genome of mitochondria, the powerhouses of the cell. Our ongoing development of these mitochondrial-derived peptides (MDPs) into MBTs offers the potential to address a broad range of diseases such as type 2 diabetes, cancer, atherosclerosis and neurodegenerative disorders.

Our founders and co-founders are widely considered to be scientific experts and thought leaders at the intersection of cellular and mitochondrial genetics and biology, the biology of aging, metabolism, and drug discovery and development. Their multi-disciplinary expertise and their investigations into age-related diseases has enabled and focused our research efforts on the mitochondrial genome.

MDPs represent a diverse and largely unexplored collection of peptides which we believe has the potential to lead to novel therapeutics for a number of diseases with significant unmet medical needs. We believe that CohBar is a first mover in exploring the mitochondrial genome to identify MDPs with potential to be developed into transformative medicines, and that the depth of our scientific expertise, together with our intellectual property portfolio, will enable us to sustain this competitive advantage. By augmenting our scientific leadership and MDP discoveries with drug discovery and development expertise and capabilities, we believe we can identify and develop MBT candidates that harness cell-signaling mechanisms and unlock the therapeutic potential of this collection of peptides.

Our operations to date have been focused on organizing and staffing our company, business planning, raising capital and research on our MDPs. Our research efforts have focused on discovering and evaluating our MDPs for potential development as MBT drug candidates. We seek to identify and advance research on MDPs with superior potential for yielding a MBT drug candidate, and ultimately a drug, for which we have a strong intellectual property position.

Since our formation in 2007, we have in-licensed key intellectual property from our founders’ affiliated academic institutions, developed methods for identifying new MDPs, studied various MDPs in both in vitro and in vivo models and identified a number of MDPs with potential therapeutic value in the treatment of diabetes, cancer, Alzheimer’s disease, atherosclerosis and other diseases. Based on our evaluation of MDPs currently in our research pipeline we are actively engaged in research of four MDPs for potential advancement into MBT drug candidate programs.

We are the exclusive licensee from the Regents of the University of California and the Albert Einstein College of Medicine to four issued U.S. patents and four U.S. and international patent applications. Our licensed patents and patent applications are directed to compositions comprising MDPs and MDP analogs and methods of their use in the treatment of indicated diseases. See “Business – Patents and Other Intellectual Property”.

We have financed our operations primarily through private placements of our preferred stock and, to a lesser extent, from grants from research foundations. Since our inception through December 31, 2014, our operations have been funded with an aggregate of approximately $5.7 million, of which approximately $0.2 million was from a grant funding organizations and approximately $5.5 million was from the issuance of preferred stock.

Since inception, we have incurred significant operating losses. Our net losses were $1,819,684 and $872,641 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, we had an accumulated deficit of $4,456,327. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase significantly when we commence pre-clinical development activities for any of our research peptides, continue research and discovery efforts on these and other MBTs, expand and protect our intellectual property portfolio, and hire additional development and scientific personnel.

Financial Operations Review

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the near future. In the future, we will seek to generate revenue from product sales, either directly or under any future licensing, development or similar relationship with a strategic partner.

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our product candidates, which include:

•	employee-related expenses including salaries, benefits, and stock-based compensation expense;

•	expenses incurred under agreements with third parties, including contract research organizations, or CROs, that conduct research and development and pre-clinical activities on our behalf and the cost of consultants;

•	the cost of laboratory equipment, supplies and manufacturing MBT test materials; and

•	depreciation and other personnel-related costs associated with research and product development.

We expense all research and development expenses as incurred. During 2015 we intend to hire additional lab personnel and scientific staff. The increase in our headcount is expected to enable us to enhance our research and development efforts on discovering, evaluating and optimizing our MDPs as potential MBT drug candidates. Accordingly, with our ongoing activities we expect our research and development expenses to increase in the year ending December 31, 2015.

Our Research Programs

Our research programs include activities related to discovery of MDPs, investigational research to evaluate the therapeutic potential of certain discovered MDPs and engineering analogs of certain discovered MDPs to improve their characteristics as potential MBT drug development candidates. Depending on factors of capability, cost, efficiency and intellectual property rights we conduct our research programs independently at our laboratory facility, pursuant to contractual arrangements with CROs or under collaborative arrangements with academic institutions.

The success of our research programs and the timing of those programs and the possible development of a research peptide into a drug candidate is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete research and development of a commercial drug. We are also unable to predict when, if ever, we will receive material net cash inflows from our operations. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:

•	establishing an appropriate safety profile with toxicology studies;

•	successful enrollment in, and completion of clinical trials;

•	receipt of marketing approvals from applicable regulatory authorities;

•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;

•	obtaining and enforcing patent and trade secret protection for our product candidates;

•	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others; and

•	a continued acceptable safety profile of the products following approval.

A change in the outcome of any of these variables with respect to the development of any of our product candidates would significantly change the costs and timing associated with the development of that product candidate.

Research and development activities are central to our business model. Our MBT drug target candidates are in early stages of investigational research. Candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase significantly for the foreseeable future as our product candidate development programs progress. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. Other significant costs include legal fees relating to patent and corporate matters and fees for accounting and consulting services. We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities and the potential commercialization of our product candidates. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate increased costs associated with being a public company including expenses related to services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, insurance and investor relations costs.

Results of Operations

Comparison of Fiscal Years Ended December 31, 2014 and 2013

Operating Expenses

Research and development expenses were $579,474 in the year ended December 31, 2014 compared to $478,256 in the prior year, a $101,218 increase, or 21%. The increase in research and development expenses in the year ended December 31, 2014, was primarily due to a $107,553 increase in consulting costs as we utilized more consultants in 2014 as compared to the prior year and the consultants used were paid at higher amounts, a $75,587 increase in research conducted under the terms of a research loan awarded by the Alzheimer’s Drug Discovery Foundation offset by $51,193 decrease in lab supplies due to less usage and a $37,714 decrease in payroll due to lower average headcount in the current year as compared to the same period of the prior year.

General and administrative expenses were $1,233,141 in the year ended December 31, 2014 compared to $390,749 in the prior year, a $842,392 increase. The increase in general and administrative expenses in the year ended December 31, 2014, was primarily due to a $689,420 increase in salary, benefit and stock based compensation costs due to an increase in headcount of 1 employee and the timing of stock option expense related to the granting of options and warrants in the current year period as compared to the prior year period, an increase of $91,339 in outside services relating primarily to recruiting costs as we sourced for new hires and a $51,820 increase in accounting fees relating to the costs of compliance. We expect general and administrative expenses to increase in the year ending December 31, 2015 as we begin to incur the costs associated with running a public company.

Comparison of Fiscal Years Ended December 31, 2013 and 2012

Operating Expenses

Research and development expenses were $478,256 in the year ended December 31, 2013 compared to $854,292 in the prior year, a $376,036 decrease, or 44%. The decrease in research and development expenses in the year ended December 31, 2013, was primarily due to a $203,330 decrease in lab services and supplies due to lower overall usage in 2013 as compared to 2012, a $123,950 decrease in consultants costs due to the lower compensation levels in 2013 as compared to 2012 and lower salary and benefit costs of $78,979 due to a lower headcount of 2 employees in 2013 as compared to 2012, partially offset by a $49,368 increase in spending related to the grant from the Alzheimer’s Drug Discovery Foundation.

General and administrative expenses were $390,749 in the year ended December 31, 2013 compared to $618,061 in the prior year, a $227,312 decrease, or 37%. The decrease in general and administrative expenses for 2013, was primarily due to a $157,087 decrease in salary and benefit costs in 2013 as compared to the prior year period and a $58,494 decrease in exclusive licensing fees in 2013 as compared to the prior year, as 2012 included payment of initial licensing fees.

Liquidity and Capital Resources

As of December 31, 2014 and 2013, we had $1,194,492 and $145,170, respectively, in cash. We maintain our cash in a checking and savings account on deposit with a large banking institution. In February 2015 our Board of Directors adopted an investment policy pursuant to which we intend to maintain a portion of our cash balance in a portfolio of short-term highly liquid securities.

In January 2015 we received $11,250,000 of gross proceeds in our initial public offering and $2,700,000 in gross proceeds from the exercise of our Put Rights. Together with the cash on hand as of December 31, 2014, we believe that we have sufficient cash to meet our working capital needs and operating expenses for at least the next 12 months. However, if unanticipated difficulties arise we may be required to raise additional capital to support our operations or curtail our research and development activities until such time as additional capital becomes available.

Research Loan

In 2013, we were awarded a research loan from the Alzheimer’s Drug Discovery Foundation. The award was funded in two installments of $102,630 totaling $205,260. We issued promissory notes evidencing each installment of the loan. The notes accrue interest at the rate of 3.25% per annum, and mature on January 21, 2017 and September 12, 2017, respectively. In connection with the award we also issued to the Alzheimer’s Drug Discovery Foundation a warrant to purchase 15,596 shares of the Company’s common stock at an exercise price of $0.99 per share. The terms of the award generally require us to apply the loan proceeds towards research on potential treatments for Alzheimer’s disease.

Cash Flows from Operating Activities

Net cash used in operating activities for the years ended December 31, 2014 and 2013 was $838,973 and $705,527, respectively. Cash was used in operations for the year ended December 31, 2014 was primarily due to our reported net loss of $1,819,684 and was offset by $305,018 in stock based compensation related to the issuance of options and warrants throughout 2014, a $235,290 increase in accounts payable due to the increase in vendor billings associated with the Company’s initial public offering, a $235,766 increase in accrued liabilities due to the timing of invoices received after the year end. Cash was used in operations for the year ended December 31, 2013 primarily due to our reported net loss of $872,641 and was offset by the increase in restricted cash of $79,065, a $52,732 increase in accrued liabilities due to the timing of invoices received after the year end and a $22,269 increase in accounts payable due to the timing of payments for vendor invoices.

Cash Flows from Investing Activities

Net cash used in investing activities for the years ended December 31, 2014 and 2013 was $2,399 and $206,448, respectively. Investing activities for the fiscal year ended December 31, 2014 related to cash paid for the purchase of property and equipment. The cash used in investing activities in the year ended December 31, 2013 was primarily due to the restriction on cash relating to the grants from the Alzheimer’s Drug Discovery Foundation.

Cash Flows from Financing Activities

Net cash provided by financing activities in the years ended December 31, 2014 and 2013 was $1,890,694 and $179,051, respectively. Cash provided by financing activities for the year ended December 31, 2014 consisted of $2,640,080 in net proceeds from the issuance of Series B Preferred Stock offset by $749,386 in deferred offering costs relating to the Company’s initial public offering. Cash provided by financing activities for the year ended December 31, 2013 consisted of $205,260 in proceeds from the grant received from the Alzheimer’s Drug Discovery Foundation, offset by the $26,209 in offering costs related to the issuance of Series B Preferred Stock in 2014.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements.

Contractual Obligations

Licensing Agreements

Effective November 30, 2011, the Company entered into an Exclusive License Agreement (the “2011 Exclusive Agreement”) with the Regents of the University of California (the “Regents”) whereby the Regents granted to the Company an exclusive license for the use of certain patents. The Company paid the Regents an initial license issue fee of $35,000, which was charged to General and Administrative expense, as incurred. The Company agreed to pay the licensors specified development milestone payments aggregating up to $765,000 for the first product sold under the license. Milestone payments for additional products developed and sold under the license are reduced by 50%. The Company is also required to pay annual maintenance fees to the licensors. Aggregate maintenance fees for the first five years following execution of the agreement are $80,000. Thereafter, the Company is required to pay maintenance fees of $50,000 annually until the first sale of a licensed product. In addition, for the duration of the 2011 Exclusive Agreement, the Company is required to pay the licensors royalties equal to 2% of its worldwide net sales of drugs, therapies or other products developed from claims covered by the licensed patents, subject to a minimum royalty payment of $75,000 annually, beginning after the first commercial sale of a licensed product. The Company is required to pay royalties ranging from 8% of worldwide sublicense sales of covered products (if the sublicense is entered after commencement of phase II clinical trials) to 12% of worldwide sublicense sales (if the sublicense is entered prior to commencement of phase I clinical trials). The agreement also requires the Company to meet certain diligence and development milestones, including filing of an Investigational New Drug (“IND”) Application for a product covered by the agreement on or before the seventh anniversary of the agreement date. Through December 31, 2014, no royalties have been incurred under the 2011 Exclusive Agreement.

Effective August 6, 2013, the Company entered into an Exclusive License Agreement (the “2013 Exclusive Agreement”) with the Regents whereby the Regents granted to the Company an exclusive license for the use of certain other patents. The Company paid Regents an initial license issue fee of $10,000 for these other patents, which was charged to General and Administrative expense, as incurred. The Company agreed to pay the Regents specified development milestone payments aggregating up to $765,000 for the first product sold under the 2013 Exclusive Agreement. Milestone payments for additional products developed and sold under the 2013 Exclusive Agreement are reduced by 50%. In addition, for the duration of the 2013 Exclusive Agreement, the Company is required to pay the Regents royalties equal to 2% of the Company’s worldwide net sales of drugs, therapies or other products developed from claims covered by the licensed patent, subject to a minimum royalty payment of $75,000 annually, beginning after the first commercial sale of a licensed product. The Company is required to pay the Regents royalties ranging from 8% of worldwide sublicense sales of covered products (if the sublicense is entered after commencement of phase II clinical trials to 12% of worldwide sublicense sales (if the sublicense is entered prior to commencement of phase I clinical trials). The agreement also requires the Company to meet certain diligence and development milestones, including filing of an IND Application for a product covered by the agreement on or before the seventh anniversary of the agreement date. Through December 31, 2014, no royalties have been incurred under the 2013 Exclusive License Agreement.

Operating Lease

We rent laboratory space on a month-to-month basis in Pasadena, California. Rent expense amounted to $21,600 and $25,200 for the years ended December 31, 2014 and 2013, respectively.

In February 2015, we entered into a lease agreement for a new and expanded laboratory facility. The laboratory space is leased on a month-to month basis and is part of a shared facility in Menlo Park, California. We also terminated our lease for the laboratory space in Pasadena, California effective March 31, 2015.

Recent Accounting Pronouncements

Under the JOBS Act, emerging growth companies are permitted to delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” This ASU removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the ASU eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and shareholders’ deficit, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. ASU 2014-10 is effective for annual periods beginning after December 15, 2014. ASU 2014-10 does allow early adoption for entities that have not yet issued financial statements. The Company has early adopted ASU 2014-10 and reflected this adoption in its financial statement presentation contained herein.

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

Other recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future a date are not expected to have a material impact on the Company’s financial statements upon adoption.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). U.S. GAAP requires us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the dates of the financial statements, the disclosure of contingencies as of the dates of the financial statements, and the reported amounts of revenue and expenses during the periods presented. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See “Risk Factors” for certain matters that may affect our future financial condition or results of operations. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if the changes in estimate that are reasonably likely to occur could materially impact the financial statements. Our management has discussed the development, selection and disclosure of these estimates with the audit committee of our board of directors.

The following critical accounting policies reflect significant judgments and estimates used in the preparation of our financial statements:

•	Fair Value of Financial Instruments

•	Share-based payment

Fair Value of Financial Instruments

We measure the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We utilize three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of cash, accounts payable, accrued liabilities and debt approximate fair value due to the short-term nature of these instruments.

Share-based Payment

We account for share-based payments using the fair value method. For employees and directors, the fair value of the award is measured on the grant date. For non-employees, fair value is generally measured based on the fair value of the services provided or the fair value of the common stock on the measurement date, whichever is more readily determinable and re-measured on interim financial reporting dates until the service is complete. We have historically granted stock options at exercise prices no less than the fair market value as determined by the board of directors, with input from management.

The weighted-average fair value of options and warrants has been estimated on the date of grant using the Black-Scholes pricing model. In computing the impact, the fair value of each instrument is estimated on the date of grant utilizing certain assumptions for a risk free interest rate, volatility and expected remaining lives of the awards. Since our shares have not been publicly traded, the fair value of stock-based payment awards was estimated using a volatility derived from an index of comparable entities. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating our forfeiture rate, we analyzed our historical forfeiture rate, the remaining lives of unvested options, and the number of vested options as a percentage of total options outstanding. If our actual forfeiture rate is materially different from our estimate, or if we reevaluate the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 3 “Summary of Significant Account Policies – Share-Based Payment” to our Financial Statements for the years ended December 31, 2014 and 2013 regarding the specific assumptions used with respect to stock-based compensation for the periods presented.

Since January 1, 2014, we granted stock options with exercise prices as follows:

Grant Date	Number of Shares Underlying Options	Exercise Price Per Share	Common Stock Fair Value Per Share on Date of Grant
April 9, 2014	1,061,248	$0.26	$0.18
November 20, 2014	1,475,687	$0.73	$0.51

The fair value of the common stock underlying our stock options was determined by our board of directors, with all options granted to be exercisable at a price per share not less than the per share fair value of our common stock underlying those options on the date of grant. Our board of directors determined the fair value of our common stock on the date of grant based on a number of factors including:

•	contemporaneous independent valuations;

•	our performance, growth rate and financial condition at the time of the option grant;

•	scientific progress;

•	amounts recently paid by investors for our preferred stock;

•	the market performance of comparable publicly traded companies;

•	the likelihood of achieving a liquidity event for the shares of common stock underlying these stock options; and

•	the rights, preferences and privileges of our preferred stock relative to those of our common stock.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CohBar, Inc.

We have audited the accompanying balance sheets of CohBar, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years then ended, and the related notes to the financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CohBar, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 31, 2015

CohBar, Inc.

Balance Sheets

	December 31,	December 31,
	2014	2013

ASSETS
Current assets:
Cash	$1,194,492	$145,170
Restricted cash	4,055	126,195
Prepaid expenses and other current assets	19,517	15,124
Total current assets	1,218,064	286,489
Property and equipment, net	4,631	4,609
Deferred offering costs	749,386	26,209
Other assets	1,100	1,100
Total assets	$1,973,181	$318,407

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$290,073	$54,645
Accrued liabilities	305,401	69,635
Accrued payroll and other compensation	103,294	19,114
Total current liabilities	698,768	143,394
Note payable, net of debt discount of $451 and $647 as of December 31, 2014 and 2013, respectively	204,809	204,613
Total liabilities	903,577	348,007

Commitments and contingencies

Stockholders’equity (deficiency)
Preferred stock, $0.001 par value, Authorized- 8,000,000 shares;
Issued and outstanding as of December 31, 2014 and December 31, 2013 as follows:
Preferred stock - Series A - issued and outstanding 0 shares as of December 31, 2014 and December 31, 2013, respectively	-	-
Convertible preferred stock - Series B - issued and outstanding 5,400,000 shares as of December 31, 2014 and 0 as of December 31, 2013	5,400	-
Common stock, $0.001 par value, Authorized--37,000,000 shares;
Issued and outstanding 12,915,343 shares as of December 31, 2014 and 2013	12,915	12,915
Additional paid-in capital	5,507,616	2,594,128
Accumulated deficit	(4,456,327)	(2,636,643)
Total stockholders’ equity (deficiency)	1,069,604	(29,600)
Total liabilities and stockholders’ equity (deficiency)	$1,973,181	$318,407

The accompanying notes are an integral part of these financial statements

CohBar, Inc.

Statements of Operations

	For The Years Ended December 31,
	2014	2013

Revenues	$-	$-

Operating expenses:
Research and development	579,474	478,256
General and administrative	1,233,141	390,749
Total operating expenses	1,812,615	869,005
Operating loss	(1,812,615)	(869,005)

Other income (expense):
Interest income	593	505
Interest expense	(6,841)	(4,003)
Other expense	(488)	-
Amortization of debt discount	(333)	(138)
Total other income (expense)	(7,069)	(3,636)
Net loss	$(1,819,684)	$(872,641)
Basic and diluted net loss per share	$(0.14)	$(0.07)
Weighted average common shares outstanding - basic and diluted	12,915,343	12,915,343

The accompanying notes are an integral part of these financial statements

CohBar, Inc.

Changes in Statements of Stockholders' Equity (Deficiency)

	Preferred Stock				Stockholders’ Equity (Deficiency)
									Total
	Preferred A		Preferred B		Common Stock				Stockholders'
								Accumulated	Equity
	Number	Amount	Number	Amount	Number	Amount	APIC	Deficit	(Deficiency)
Balance, December 31, 2012	-	$-	-	$-	12,915,343	$12,915	$2,577,136	$(1,764,002)	$826,049
Stock-based compensation	-	-	-	-	-	-	16,207	-	16,207
Debt discounts - notes	-	-	-	-	-	-	785	-	785
Net Loss	-	-	-	-	-	-	-	(872,641)	(872,641)
Balance, December 31, 2013	-	$-	-	$-	12,915,343	$12,915	$2,594,128	$(2,636,643)	$(29,600)
Stock-based compensation	-	-	-	-	-	-	305,018	-	305,018
Deferred offering costs	-	-	-	-	-	-	(86,129)	-	(86,129)
Conversion of convertible notes into Series B Preferred Stock	-	-	210,000	210	-	-	209,790	-	210,000
Issuance of Series B Preferred Stock	-	-	5,190,000	5,190	-	-	2,484,809	-	2,489,999
Net Loss	-	-	-	-	-	-	-	(1,819,684)	(1,819,684)
Balance, December 31, 2014	-	$-	5,400,000	$5,400	12,915,343	$12,915	$5,507,616	$(4,456,327)	$1,069,604

The accompanying notes are an integral part of these financial statements

CohBar, Inc.

Statements of Cash Flows

	For The Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,819,684)	$(872,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,377	2,266
Loss on disposal of property and equipment	-	334
Stock-based compensation	305,018	16,207
Amortization of debt discount	333	138
Changes in operating assets and liabilities:
Restricted cash	122,140	79,065
Prepaid expenses and other current assets	(4,393)	(154)
Accounts payable	235,290	22,269
Accrued liabilities	235,766	52,732
Accrued payroll and other compensation	84,180	(5,743)
Net cash used in operating activities	(838,973)	(705,527)

Cash flows from investing activities:
Restricted cash	-	(205,260)
Purchases of property and equipment	(2,399)	(1,188)
Net cash used in investing activities	(2,399)	(206,448)

Cash flows from financing activities:
Deferred offering costs	(749,386)	(26,209)
Proceeds from the issuance of converible preferred stock, net	2,430,080	-
Proceeds from convertible notes	210,000	-
Proceeds from note payable	-	205,260
Net cash provided by financing activities	1,890,694	179,051

Net increase (decrease) in cash	1,049,322	(732,924)
Cash at beginning of year	145,170	878,094
Cash at end of year	$1,194,492	$145,170

Non-cash investing and financing activities:
Warrants issued in connection with note payable	$-	$785
Warrants issued in connection with bridge loans	$137	$-
Conversion of convertible notes to Series B Preferred Stock	$210,000	$-

The accompanying notes are an integral part of these financial statements

COHBAR, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Business Organization and Nature of Operations

CohBar, Inc. (“CohBar” or the “Company”) is a leader in the research and development of mitochondria-based therapeutics (MBTs), an emerging class of drugs for the treatment of diseases associated with aging. MBTs originate from the discovery by the Company’s founders of a novel group of peptides within the genome of mitochondria, the powerhouses of the cell. The Company’s ongoing development of these mitochondrial-derived peptides (MDPs) into MBTs offers the potential to address a broad range of diseases such as type 2 diabetes, cancer, atherosclerosis and neurodegenerative disorders.

The Company’s primary activities since inception have been the development and implementation of its business plans, negotiating inbound intellectual property licenses and other agreements, raising capital and conducting research on its MDPs. To date, the Company has not generated any revenues from operations and does not expect to generate any revenues in the near future.

CohBar was founded in October 2007 as a limited liability company. In September 2009, the Company converted from a limited liability company into CohBar, Inc., a Delaware corporation. To date, the Company has funded its business with the proceeds of private placements of equity and debt securities.

In April 2014, the Company effected a 3.6437695-for-1 stock split of its issued and outstanding shares of common stock. All references in these financial statements to the number of shares, options and other common stock equivalents, price per share and weighted-average number of shares outstanding of common stock have been adjusted to retroactively reflect the effect of the stock split.

Note 2 - Management’s Liquidity Plans

As of December 31, 2014, the Company had working capital and stockholders’ equity of $519,296 and $1,069,604, respectively. During the year ended December 31, 2014, the Company incurred a net loss of $1,819,684. The Company has not generated any revenues, has incurred net losses since inception and does not expect to generate revenues in the near term.

In January 2015, the Company completed its Initial Public Offering (IPO) on the TSX Venture Exchange. The Company sold 11,250,000 units at a price of $1.00 per unit, providing gross proceeds of $11,250,000. Concurrently with the IPO, the Company completed a previously-subscribed private placement of an additional 2,700,000 units for gross proceeds of $2,700,000 million, resulting in a total raise of $13,950,000.

The Company recognizes it will need to raise additional capital in order to execute its business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain such financing on terms acceptable to the Company and that the Company will become profitable and generate positive operating cash flow in the future. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to reduce overhead or scale back its business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

COHBAR, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

All amounts are presented in U.S. Dollars.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates. The Company’s significant estimates and assumptions include the fair value of the Company’s stock, stock-based compensation, debt discount and the valuation allowance relating to the Company’s deferred tax assets.

Concentrations of Credit Risk

The Company maintains deposits in a financial institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in this financial institution in excess of the amount insured by the FDIC.

Deferred Offering Costs

The Company classifies amounts related to a potential future offering not closed as of the balance sheet date as Deferred Offering Costs. For the year ended December 31, 2014, the Company capitalized costs in the amount of $749,386 as Deferred Offering Costs in the accompanying balance sheet. The related financing closed in January 2015 and such costs were charged to equity accordingly.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2014 and 2013, the Company did not have any cash equivalents. The Company includes as part of Restricted Cash any assets which are contractually restricted. Restricted Cash as of December 31, 2014 and 2013, relates to proceeds received from a grant which is restricted to only certain activities of the Company (see Note 6).

Property and Equipment

Property and equipment are stated at cost. Depreciation of computer and lab equipment is computed by use of the straight-line method based on the estimated useful lives of the assets, which range from one to five years. Expenditures for maintenance and repairs that do not improve or extend the expected lives of the assets are expensed to operations, while expenditures for major upgrades to existing items are capitalized. Upon retirement or other disposition of these assets, the costs and accumulated depreciation and amortization are removed from the accounts and resulting gains or losses are reflected in the results of operations.

COHBAR, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

The Company reviews for the impairment of long-lived assets on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company has not identified any such impairment losses.

Fair Value of Financial Instruments

The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes three levels of inputs that may be used to measure fair value:

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of cash, accounts payable, accrued liabilities and debt approximate fair value due to the short-term nature of these instruments.

Common Stock Purchase Warrants

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provides the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company's own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.  The Company’s free standing derivatives consist of warrants to purchase common stock that were issued in connection with its notes payable. The Company evaluated these warrants to assess their proper classification using the applicable criteria enumerated under U.S. GAAP and determined that the common stock purchase warrants meet the criteria for equity classification in the balance sheet as of December 31, 2014 and 2013.

COHBAR, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies (continued)

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2014 and 2013. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized during the years ended December 31, 2014 and 2013.

Research and Development Expenses

The Company expenses all research and development expenses as incurred. These costs include payroll, employee benefits, supplies, contracted for lab services, depreciation and other personnel-related costs associated with product development.

Share-Based Payment

The Company accounts for share-based payments using the fair value method. For employees and directors, the fair value of the award is measured, as discussed below, on the grant date. For non-employees, fair value is generally valued based on the fair value of the services provided or the fair value of the equity instruments on the measurement date, whichever is more readily determinable and re-measured on interim financial reporting dates until the service is complete. The Company has granted stock options at exercise prices no less than the fair market value as determined by the board of directors, with input from management.

The weighted-average fair value of options and warrants has been estimated on the date of grant using the Black-Scholes pricing model. The fair value of each instrument is estimated on the date of grant utilizing certain assumptions for a risk free interest rate, volatility and expected remaining lives of the awards. Since shares of the Company have not been publicly traded through December 31, 2014, the fair value of stock-based payment awards was estimated using a volatility derived from an index of comparable entities.  The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the number of vested options as a percentage of total options outstanding.

COHBAR, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies (continued)

If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

The weighted-average Black-Scholes assumptions are as follows:

	For The Years Ended December 31,
	2014	2013
Expected life	6 years	N/A
Risk free interest rate	2.37%	N/A
Expected volatility	80%	N/A
Expected dividend yield	0%	N/A

As of December 31, 2014, total unrecognized stock option compensation expense is $826,688, which will be recognized as those options vest over a period of approximately four years. The amount of future stock option compensation expense could be affected by any future option grants or by any option holders leaving the Company before their grants are fully vested.

Net Loss Per Share of Common Stock

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net earnings per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.  Potentially dilutive securities are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive and consist of the following:

	December 31,	December 31,
	2014 *	2013
Preferred Stock Series B	5,400,000	-
Warrants	933,617	15,596
Options	2,609,811	163,971
Totals	8,943,428	179,567

*  December 31, 2014, excludes the impact of the 2,700,000 shares underlying the put agreements discussed in Note 10 in which the Company exercised its rights under such agreements on October 17, 2014. The 2,700,000 shares were held in escrow as of December 31, 2014 (see Note 12).

COHBAR, INC.

NOTES TO FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” This ASU removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the ASU eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and shareholders’ deficit, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. ASU 2014-10 is effective for annual periods beginning after December 15, 2014. ASU 2014-10 does allow early adoption for entity’s that have not yet issued financial statements. The Company has early adopted ASU 2014-10 and reflected this adoption in its financial statement presentation contained herein.

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period.  If substantial doubt exists, additional disclosure is required.  This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016.  Early adoption is permitted.  The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

Recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future a date are not expected to have a material impact on the Company’s financial statements upon adoption.

COHBAR, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4 - Property and Equipment

Property and equipment consist of the following:

	December 31,	December 31,
	2014	2013
Computer and equipment	$7,795	$5,396
Lab equipment	3,496	3,496
Total property and equipment	11,290	8,891
Less: accumulated depreciation	(6,660)	(4,283)
Total property and equipment, net	$4,631	$4,609

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2014 and 2013 was $2,377 and $2,266, respectively.

Note 5 – Accrued Expenses

Accrued expenses at December 31, 2014 and 2013 consist of:

	2014	2013
Lab services	$64,768	$-
Professional fees	173,829	32,284
Consultant fees	52,000	33,250
Interest	10,804	4,003
Expense reimbursement	4,000	98
Total accrued expenses	$305,401	$69,635

Note 6 - Note Payable

In 2013, the Company was awarded a grant from the Alzheimer’s Drug Discovery Foundation. The award was paid in two semi-annual installments of $102,630 totaling $205,260. The Company executed Promissory Notes (the “Notes”) which governed the terms of the repayment of the grant. The Notes have a term of four years and are due and payable in 2017 unless there is a change of control, as defined. In the event of a change of control, the total principal amount that is outstanding under the Notes, plus all accrued and unpaid interest become immediately due and payable. The Notes include interest rates that are equal to the prime rate that is two days prior to the date of the Notes (3.25% at December 31, 2013). In connection with the grant award the Company also issued to the Alzheimer’s Drug Discovery Foundation a warrant to purchase 15,596 shares of the Company’s common stock at an exercise price of $0.99. The Company determined the fair value of the warrants issued using the Black-Scholes pricing model with the assumptions discussed in Note 3 and allocated the proceeds based on the relative fair value of the debt instrument and the related warrants. The aggregate deferred debt discount related to the Note was $785. The Company amortized $196 and $138 of the debt discount during the years ended December 31, 2014 and 2013, respectively. The warrant expires on the 10 year anniversary of the grant date.

COHBAR, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7 - Convertible Promissory Notes

In January 2014, the Company issued Convertible Promissory Notes totaling $210,000 (“January 2014 Notes”). The January 2014 Notes had a maturity date of one year, interest of 0% and included a warrant to purchase an aggregate of 20,946 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The warrants expire the earlier of a liquidation event, upon the effective date of the Company’s initial public offering or in one year. If the January 2014 Notes were not repaid or converted on or prior to the date that is six months after the issuance, the Company was required to issue to the holders of the January 2014 Notes additional warrants equal to the amount of the initial warrants issued. The Company determined the fair value of the warrants issued using the Black-Scholes pricing model, and allocated the proceeds based on the relative fair value of the debt instruments and the related warrants. The aggregate deferred debt discount related to the January 2014 Notes was $137. In April 2014, the January 2014 Notes were converted to shares of the Series B Convertible Preferred Stock (“Series B Preferred Stock”) (see Note 10) and the remaining deferred debt discount was charged to expense.

Note 8 - Commitments and Contingencies

Litigations, Claims and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are included in the financial statements as of December 31, 2014.

Licensing Agreements

The Company is a party to an Exclusive License Agreement (the "2011 Exclusive Agreement") with The Regents of the University of California (“The Regents”) whereby The Regents granted to the Company an exclusive license for the use of certain patents.  The 2011 Exclusive Agreement remains in effect for the life of the last-to-expire patent or last to be abandoned patent application, whichever is later. The Company agreed to pay the licensors specified development milestone payments aggregating up to $765,000 for the first product sold under the license. Milestone payments for additional products developed and sold under the license are reduced by 50%. The Company is also required to pay annual maintenance fees to the licensors. Aggregate maintenance fees for the first five years following execution of the agreement are $80,000. Thereafter, the Company is required to pay maintenance fees of $50,000 annually until the first sale of a licensed product. In addition, for the duration of the 2011 Exclusive Agreement, the Company is required to pay the licensors royalties equal to 2% of its worldwide net sales of drugs, therapies or other products developed from claims covered by the licensed patents, subject to a minimum royalty payment of $75,000 annually, beginning after the first commercial sale of a licensed product. The Company is required to pay royalties ranging from 8% of worldwide sublicense sales of covered products (if the sublicense is entered after commencement of phase II clinical trials to 12% of worldwide sublicense sales (if the sublicense is entered prior to commencement of phase I clinical trials). The agreement also requires the Company to meet certain diligence and development milestones, including filing of an Investigational New Drug (“IND”) Application for a product covered by the agreement on or before the seventh anniversary of the agreement date. Through December 31, 2014, no royalties have been incurred under the agreement.

COHBAR, INC.

NOTES TO FINANCIAL STATEMENTS

Note 8 - Commitments and Contingencies (continued)

Effective August 6, 2013, the Company entered into an Exclusive License Agreement (the "2013 Exclusive Agreement") with The Regents whereby The Regents granted to the Company an exclusive license for the use of certain other patents.  The 2013 Exclusive Agreement remains in effect for the life of the last-to-expire patent or last to be abandoned patent application, whichever is later. The Company paid Regents an initial license issue fee of $10,000 for these other patents, which was charged to General and Administrative expense, as incurred. The Company agreed to pay The Regents specified development milestone payments aggregating up to $765,000 for the first product sold under the 2013 Exclusive Agreement. Milestone payments for additional products developed and sold under the 2013 Exclusive Agreement are reduced by 50%. In addition, for the duration of the 2013 Exclusive Agreement, the Company is required to pay The Regents royalties equal to 2% of the Company’s worldwide net sales of drugs, therapies or other products developed from claims covered by the licensed patent, subject to a minimum royalty payment of $75,000 annually, beginning after the first commercial sale of a licensed product.

The Company is required to pay The Regents royalties ranging from 8% of worldwide sublicense sales of covered products (if the sublicense is entered after commencement of phase II clinical trials to 12% of worldwide sublicense sales (if the sublicense is entered prior to commencement of phase I clinical trials). The agreement also requires the Company to meet certain diligence and development milestones, including filing of an IND Application for a product covered by the agreement on or before the seventh anniversary of the agreement date.  Through December 31, 2014, no royalties have been incurred under the agreement.

Operating Lease

The Company rents lab space on a month-to-month basis in Pasadena, California. Rent expense amounted to $21,600 and $25,200 for the years ended December 31, 2014 and 2013, respectively.

In February 2015, the Company has entered into a lease agreement for a new and expanded laboratory facility. The laboratory space is leased on a month-to month basis and is part of a shared facility in Menlo Park, California. The Company also terminated its lease for the laboratory space in Pasadena, California effective March 31, 2015.

COHBAR, INC.

NOTES TO FINANCIAL STATEMENTS

Note 9- Income Taxes

The tax effects of temporary differences that give rise to deferred tax assets are as follows:

	For the Years Ended December 31,
	2014	2013

Current:
Accrued expenses	$38,900	$-
Non-current:
Stock compensation	90,794	-

Net operating loss carryforward	1,596,600	1,031,451

Research and development credit carryforward	20,890	10,826

Total deferred tax asset	1,747,184	1,042,277

Valuation allowance	(1,747,184)	(1,042,277)

Deferred tax asset, net of valuation allowance	$-	$-

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Years Ended December 31,
	2014	2013
U.S. statutory federal rate	(34.0)%	(34.0)%
State income taxes, net of federal tax benefit	(5.6)%	(5.9)%
Permanent differences	1.5%	0.9%
Prior year true-ups	(0.1)%	-%
R&D tax credit	(0.6)%	-%
Change in valuation allowance	38.8%	39.0%
Income tax provision (benefit)	-%	-%

The income tax provision consists of the following:

	For the Years Ended December 31,
	2014	2013
Federal
Current	$-	$-
Deferred	(550,708)	(294,558)
State and local
Current	-	-
Deferred	(154,199)	(51,114)
Change in valuation allowance	704,907	345,672
Income tax provision (benefit)	$-	$-

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not more likely than not, a valuation allowance is established.  Based upon the Company’s losses since inception, management believes that it is more-likely-than-not that future benefits of deferred tax assets will not be realized.

COHBAR, INC.

NOTES TO FINANCIAL STATEMENTS

Note 9- Income Taxes (continued)

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, principally California and New Jersey. The Company is subject to examination by the various taxing authorities.  The Company’s federal and state income tax returns for tax years beginning in 2011 remain subject to examination.

At December 31, 2014 and 2013, the Company had $4,175,611 and $2,582,501, respectively, of federal and state net operating loss carryovers that may be available to offset future taxable income.   The net operating loss carry forwards, if not utilized, will expire from 2031 to 2034 for federal and state purposes. In accordance with Section 382 of the Internal Revenue Code, the usage of the Company's net operating loss carryforward could be limited in the event of a change in ownership.

Note 10 - Stockholders’ Deficiency

Authorized Capital

In November 2014, the Company increased the aggregate number of shares of its common stock that may be issued pursuant to stock awards. The maximum number of shares of common stock for the issuance of stock options and restricted stock to its employees, officers, directors and consultants is 2,616,041, an increase of 365,000 shares.

As of December 31, 2014, there were no declared but unpaid dividends or undeclared dividend arrearages on any shares of the Company’s capital stock. The holders of Preferred Stock are entitled to be paid out of the assets of the corporation before any payment is made to the holders of common stock in the event of any voluntary or involuntary liquidations, dissolution or winding up of the Company.

Preferred Stock

During the year ended December 31, 2014, the Company issued 5,400,000 shares of Series B Preferred Stock in the amount of $2,700,000, net of issuance costs of $86,129, of which $59,920 were incurred during the year ended December 31, 2014. 420,000 of these Series B Preferred shares were issued upon the conversion of convertible promissory notes issued by the Company in January 2014, in the aggregate principal amount of $210,000 (see Note 7). Each share of Series B Preferred Stock is convertible, at the option of the holder, into Common Stock by dividing the Series B original issue price by the Series B conversion price in effect at the time of the conversion. The conversion rate of the Series B Preferred Stock into Common Stock at December 31, 2014, is 1:1. In the event the Company issues additional common stock at any time after the original Series B Preferred Stock issue date, then the Series B conversion price will be adjusted concurrently with such issue. Since the host contract (Series B Preferred Stock) is considered an equity instrument, the embedded conversion option is considered to be closely related to the host and has not been bifurcated from the host contract. The Series B Preferred Stock has a par value of $0.001 and was issued at $0.50 per share. The purchasers of Series B Preferred Stock entered into put agreements requiring the purchasers, at the Company’s option, to purchase from the Company securities of the same type as those sold to investors in any future public offering of the Company’s securities, at the same price as the securities sold in the initial public offering, for an aggregate purchase price of up to $2,700,000.

COHBAR, INC.

NOTES TO FINANCIAL STATEMENTS

Note 10 - Stockholders’ Deficiency (continued)

The put agreements expire upon the first occurrence of a change in control or in three years. The Company can exercise its rights under the put agreements beginning on the date the Company first submits an IPO Registration Statement for review by the Securities and Exchange Commission and ending the earlier of the day that is 21 days prior to the effective date of the IPO Registration or the expiration date of the put agreements.

On October 17, 2014, the Company exercised its rights under the aforementioned put agreements requiring the purchasers of Series B Preferred Stock to purchase 2,700,000 shares of common stock at the proposed public offering price of $1.00 per share.

On January 6, 2015 the Company completed its initial public offering and each outstanding share of Series B Preferred Stock was automatically converted into one share of common stock (see Note 12).

Stock Options

The Company has one incentive stock plan, the 2011 Equity Incentive Plan (the “2011 Plan”). The Company has granted stock options to employees, non-employee directors and consultants from the 2011 Plan through the year ended December 31, 2014. Options granted under the Plan may be Incentive Stock Options or Non-statutory Stock Options, as determined by the Administrator at the time of grant. At December 31, 2014, 6,230 shares of the Company’s common stock were available for future issuance under the 2011 Plan.

During the year ended December 31, 2014, the Company issued 2,536,935 stock options to employees and consultants with an exercise price of $0.26 and $0.73 and fair values of $0.18 and $0.52 per share, respectively. The stock options granted in 2014 are subject to vesting over two to four years and have a term of ten years.

127,532 stock options granted during the year ended December 31, 2014, contained performance conditions which included (i) the optionee’s continuous service and (ii) completion of the Company’s initial public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended. Since the stock options contain performance conditions, their fair value has not been recorded as the obligations have not been met as of December 31, 2014.

The Company recorded $305,018 and $16,207 of stock based compensation in the years ended December 31, 2014 and 2013, respectively. The compensation expense associated with stock-based awards granted to individuals is recorded by the Company in the same expense classifications as cash compensation paid.

During the years ended December 31, 2014 and 2013, the Company cancelled 91,095 and 1,307,728 options, respectively, due to the termination of employees. The cancelled options were added back to the available pool for future issuance.

The following table represents stock option activity for the years ended December 31, 2014 and 2013:

COHBAR, INC.

NOTES TO FINANCIAL STATEMENTS

Note 10 - Stockholders’ Deficiency (continued)

			Weighted Average
	Stock Options		Exercise Price		Fair Value	Contractual	Aggregate
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Intrinsic Value
Balance – December 31, 2012	1,471,699	332,861	$0.05	$0.05	$0.05	9.26	$-
Granted	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-
Cancelled	(1,307,728)	-	-	-	-	-	-
Balance – December 31, 2013	163,971	83,123	$0.05	$0.05	$0.05	8.26	$34,434
Granted	2,536,935	-	0.53	-	-	-	-
Exercised	-	-	-	-	-	-	-
Cancelled	(91,095)	-	-	-	-	-	-
Balance – December 31, 2014	2,609,811	459,347	$0.38	$0.17	$0.17	9.57	$1,174,741

The following table summarizes information on stock options outstanding and exercisable as of December 31, 2014:

		Weighted	Weighted		Weighted
Exercise	Number	Average Remaining	Average	Number	Average
Price	Outstanding	Contractual Term	Exercise Price	Exercisable	Exercise Price
$0.05	72,876	7.26	$0.05	53,138	$0.05
$0.26	1,061,248	9.28	$0.18	395,882	$0.18
$0.73	1,475,687	9.87	$0.73	10,417	$0.73
Totals	2,609,811			459,437

Warrants

In April 2014, the Company issued 797,075 warrants to its chief executive officer. The warrants have an exercise price of $0.26 and a fair value of $0.21 per warrant. The warrants expire on the earlier of a liquidation event, as defined in the agreement, or in ten years.

In July 2014, the Company issued 100,000 warrants to consultants. The warrants have an exercise price of $0.26 and a fair value of $0.24 per warrant. The warrants expire on the earlier of a liquidation event, as defined, or in five years.

The following table represents warrant activity for the years ended December 31, 2014 and 2013:

			Weighted Average
	Warrants		Exercise Price		Fair Value	Contractual	Aggregate
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Intrinsic Value
Balance – December 31, 2012	-	-	$-	$-	$-	-	$-
Granted	15,596	15,596	0.99
Exercised	-		-
Cancelled	-		-	-	-
Balance – December 31, 2013	15,596	15,596	$0.99	$0.99	$0.05	-	$-
Granted	918,021	918,021	0.27
Exercised	-		-
Cancelled	-		-	-	-
Balance – December 31, 2014	933,617	933,617	$0.28	$0.28	$0.21	8.64	$646,768

COHBAR, INC.

NOTES TO FINANCIAL STATEMENTS

Note 11 - Related Party

During the year ended December 31, 2013, the Company paid the wife of a stockholder an aggregate of $10,500 for consulting services. The consulting services provided related to accounting activities.

Note 12 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date on which the financial statements were issued require adjustment or disclosure in the Company’s financial statements.

In January 2015, the Company amended its Certificate of Incorporation to increase the total number of authorized shares of common stock. Following the amendment, the Company has authorized the issuance and sale of up to 80,000,000 shares of stock, consisting of 75,000,000 shares of common stock having a par value of $0.001 and 5,000,000 shares of Preferred Stock having a par value of $0.001 per share.   The holders of Preferred Stock are entitled to receive dividends, when, as and if declared by the Company’s Board of Directors. The dividends on shares of Preferred Stock are cumulative.

In January 2015, the Company completed its Initial Public Offering (IPO) on the TSX Venture Exchange. The Company sold 11,250,000 units at a price of $1.00 per unit, providing gross proceeds of $11,250,000. Concurrently with the IPO, the Company completed a previously-subscribed private placement of an additional 2,700,000 units for gross proceeds of $2,700,000 million, resulting in a total raise of $13,950,000. All units consist of one share of CohBar's common stock and one-half of one common stock purchase warrant.  Each whole warrant is exercisable to acquire one share of CohBar's common stock at a price of $2.00 per share at any time up to January 6, 2017, subject to CohBar's right to accelerate the expiration time of the warrants if at any time the volume-weighted average trading price of its common stock is equal to or exceeds $3.00 per share for twenty (20) consecutive trading days. The Company also issued compensation options to its agent for the IPO exercisable for an aggregate of 786,696 units at a price of $1.00 per unit at any time prior to July 6, 2016.

In January 2015, the Company converted 5,400,000 shares of Series B Preferred Stock into 5,400,000 shares of its common stock.

In January 2015, the Company amended and restated the 2011 Plan. The Amendment and Restatement increased the aggregate number of shares of its common stock that may be issued pursuant to stock awards under the plan. In accordance with the rules of the TSX Venture Exchange regarding equity incentive plans, the number of shares that can be reserved for issuance under the 2011 Plan is equal to 20% of the Company’s common stock outstanding at the completion of the offering. The total amount of shares reserved for issuance after the completion of the offering is 6,453,069.

In March 2015, two agents that took part in the Company’s initial public offering exercised a total of 25,548 options to purchase common stock. The option exercise price was equal to the issue price of the initial public offering, or $1.00.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2014, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2014 that our disclosure controls and procedures were not effective due to a material weakness. The material weakness relates to our having one employee assigned to positions that involve processing financial information, resulting in a lack of segregation of duties so that all journal entries and account reconciliations are reviewed by someone other than the preparer, heightening the risk of error or fraud. If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner.

Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth under the captions Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance, Executive Officers, Information Concerning the Board of Directors and Code of Ethics in our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders to be filed with the SEC by April 30, 2015 (“Proxy Statement”). If the Proxy Statement is not filed with the SEC by April 30, 2015, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2015.

Item 11. Executive Compensation

The information required by this item will be set forth under the captions Executive Compensation and Director Compensation in our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders to be filed with the SEC by April 30, 2015. If the Proxy Statement is not filed with the SEC by April 30, 2015, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about our equity compensation plan as of December 31, 2014:

				Number of securities
				remaining available for future
	Number of securities to be			issuance under equity
	issued upon exercise of		Weighted-average exercise	compensation plans
	options warrants and		price of outstanding options	(excluding securities
	rights		warrants and rights	reflected in column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by shareholders	2,609,811		$0.38	6,230

Equity compensation plans not approved by shareholders	897,075	(1)	$0.26	-

Total	3,506,886		$0.35	6,230

(1)  Consists of warrants issued to our Chief Executive Officer pursuant to an employment agreement and two consultants pursuant to consulting agreements.

Beneficial Ownership

The information required by this item is included under the caption Security Ownership of Certain Beneficial Owners and Management in our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders to be filed with the SEC by April 30, 2015. If the Proxy Statement is not filed with the SEC by April 30, 2015, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the caption Information Concerning the Board of Directors in our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders to be filed with the SEC by April 30, 2015 (“Proxy Statement”). If the Proxy Statement is not filed with the SEC by April 30, 2015, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2015.

Item 14. Principal Accounting Fees and Services

The information required by this item is included under the caption Ratification of Appointment of Registered Independent Public Accounting Firm for 2015 in our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders to be filed with the SEC by April 30, 2015. If the Proxy Statement is not filed with the SEC by April 30, 2015, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2015.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

Exhibit No.	Description

3.1	Third Amended and Restated Articles of Incorporation - Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, as filed with the Commission on January 8, 2015.

3.2	Amended and Restated Bylaws - Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K, as filed with the Commission on January 8, 2015.

4.1	Warrant Indenture, dated January 6, 2015, between the CohBar, Inc. and CST Trust Company, as warrant agent -- Incorporated by reference to Exhibit 4.4 to Amendment No. 3 of our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on December 16, 2014.

10.1*	Amended and Restated 2011 Equity Incentive Plan - Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, as filed with the Commission on January 8, 2015.

10.2*	Form of Option Agreement under the 2011 Equity Incentive Plan -- Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.3	Exclusive License Agreement, dated August 6, 2013, between CohBar, Inc. and the Regents of the University of California - Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.4	Exclusive License Agreement, dated November 3, 2011, between and among CohBar, Inc. and the Regents of the University of California, and Albert Einstein College of Medicine of Yeshiva University - Incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.5*	Form of Indemnification Agreement - Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.6*	Common Stock Purchase Warrant, dated April 11, 2014, issued to Jon Stern - Incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.7	Form of Common Stock Purchase Warrants issued January 9, 2014 - Incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.8*	Executive Employment Agreement, dated April 11, 2014, between CohBar, Inc. and Jon Stern - Incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.9*	Executive Employment Agreement, dated November 27, 2013, between CohBar, Inc. and Jeffrey F. Biunno - Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.10*	Executive Employment Agreement, dated November 17, 2014, between CohBar, Inc. and Kenneth Cundy - Incorporated by reference to Exhibit 10.13 to the Amendment No. 2 of our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 28, 2014.

10.11	Consulting Agreement, dated November 10, 2011, by and between the Company and Nir Barzilai, as extended by an extension agreement dated November 1, 2014 - Incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.12	Consulting Agreement, dated September 29, 2014, by and between the Company and Pinchas Cohen - Incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract, compensatory agreement or arrangement, in which our directors or executive officers may participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHBAR, INC.

Date: March 31, 2015	By:	/s/ Jeffrey F. Biunno
Jeffrey F. Biunno
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Jeffrey F. Biunno and Jon L. Stern, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jon L. Stern	Chief Executive Officer and Director	March 31, 2015
Jon L. Stern	(Principal Executive Officer)

/s/ Jeffrey F. Biunno	Chief Financial Officer, Treasurer and Secretary	March 31, 2015
Jeffrey F. Biunno	(Principal Financial and Accounting Officer)

/s/ Albion J. Fitzgerald	Chairman of the Board of Directors	March 31, 2015
Albion J. Fitzgerald

/s/ Nir Barzilai	Director	March 31, 2015
Nir Barzilai

/s/ Pinchas Cohen	Director	March 31, 2015
Pinchas Cohen

/s/ Marc E. Goldberg	Director	March 31, 2015
Marc E. Goldberg

