Form 10-Q
period 2015-03-31
CohBar, Inc.
filed 2015-05-15
CIK 1522602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number 000-55334

COHBAR, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-1299952
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1455 Adams Drive, Suite 2050 Menlo Park, CA 94025
(Address of principal executive offices) (Zip Code)

(415) 388-2222

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).    Yes  ☑        No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

As of May 11, 2015 the registrant had outstanding 32,320,891 shares of common stock.

COHBAR, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CohBar, Inc.

Condensed Balance Sheets

	As of
	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,952,751	$1,194,492
Restricted cash	-	4,055
Marketable securities	3,247,509	-
Prepaid expenses and other current assets	83,029	19,517
Total current assets	13,283,289	1,218,064
Property and equipment, net	16,359	4,631
Deferred offering costs	-	749,386
Other assets	16,308	1,100
Total assets	$13,315,956	$1,973,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$164,484	$290,073
Accrued liabilities	208,281	305,401
Accrued payroll and other compensation	75,154	103,294
Total current liabilities	447,919	698,768
Note payable, net of debt discount of $402 and $451 as of March 31, 2015 and December 31, 2014, respectively	204,858	204,809
Total liabilities	652,777	903,577

Commitments and contingencies

Stockholders’equity
Preferred stock, $0.001 par value, Authorized - 5,000,000 shares;
Issued and outstanding as of March 31, 2015 and December 31, 2014 as follows:
Preferred stock - Series A - issued and outstanding 0 shares as of March 31, 2015 and December 31, 2014, respectively	-	-
Convertible preferred stock - Series B - issued and outstanding 0 shares as of March 31, 2015 and 5,400,000 as of December 31, 2014	-	5,400
Common stock, $0.001 par value, Authorized—75,000,000 shares;
Issued and outstanding 32,320,891 shares as of March 31, 2015 and 12,915,343 as of December 31, 2014	32,321	12,915
Additional paid-in capital	17,868,450	5,507,616
Accumulated deficit	(5,237,592)	(4,456,327)
Total stockholders’ equity	12,663,179	1,069,604
Total liabilities and stockholders’ equity	$13,315,956	$1,973,181

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Condensed Statements of Operations

(unaudited)

	For The Three Months Ended March 31,
	2015	2014

Revenues	$-	$-

Operating expenses:
Research and development	262,760	111,708
General and administrative	516,986	140,913
Total operating expenses	779,746	252,621
Operating loss	(779,746)	(252,621)

Other income (expense):
Interest income	1,177	31
Interest expense	(1,756)	(1,740)
Other expense	(891)	-
Amortization of debt discount	(49)	(80)
Total other income (expense)	(1,519)	(1,789)
Net loss	$(781,265)	$(254,410)
Basic and diluted net loss per share	$(0.03)	$(0.02)
Weighted average common shares outstanding - basic and diluted	31,198,876	12,915,343

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Condensed Statements of Cash Flows

(unaudited)

	For The Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(781,265)	$(254,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	550	624
Stock-based compensation	145,514	362
Amortization of debt discount	49	80
Changes in operating assets and liabilities:
Restricted cash	4,055	30,844
Prepaid expenses and other current assets	(63,512)	(2,783)
Accounts payable	(125,589)	41,206
Accrued liabilities	(97,120)	9,813
Accrued payroll and other compensation	(28,140)	1,079
Net cash used in operating activities	(945,458)	(173,185)

Cash flows from investing activities:
Purchases of property and equipment	(12,278)	-
Payment for security deposit	(15,207)	-
Investments in marketable securities	(3,247,509)	-
Net cash used in investing activities	(3,274,994)	-

Cash flows from financing activities:
Deferred offering costs	(30,321)	(14,982)
Proceeds from convertible notes	-	210,000
Debt issuance costs	-	(24,471)
Proceeds from initial public offering	10,253,484	-
Proceeds from exercise of stock options	55,548	-
Proceeds from conversion of private placement Puts	2,700,000	-
Net cash provided by financing activities	12,978,711	170,547

Net increase (decrease) in cash	8,758,259	(2,638)
Cash at beginning of period	1,194,492	145,170
Cash at end of period	$9,952,751	$142,532

Non-cash investing and financing activities:
Warrants issued in connection with bridge loans	$-	$137
Reclassification of deferred offering costs to equity	$779,707	$-
Conversion of Series B Preferred Stock to Common Stock	$5,400,000	$-

The accompanying notes are an integral part of these condensed financial statements

COHBAR, INC.

 NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Business Organization

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

The unaudited interim condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K, filed with the SEC (the “2014 Form 10-K”). The interim unaudited condensed financial statements should be read in conjunction with those audited financial statements included in the 2014 Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any other period.

Note 2 - Management’s Liquidity Plans

As of March 31, 2015, the Company had working capital and stockholders’ equity of $12,835,370 and $12,663,179, respectively. During the three months ended March 31, 2015, the Company incurred a net loss of $781,265. The Company has not generated any revenues, has incurred net losses since inception and does not expect to generate revenues in the near term.

In January 2015, the Company completed its Initial Public Offering (”IPO”) on the TSX Venture Exchange. The Company sold 11,250,000 units at a price of $1.00 per unit, providing gross proceeds of $11,250,000. Concurrently with the IPO, the Company completed a previously-subscribed private placement of an additional 2,700,000 units for gross proceeds of $2,700,000, resulting in total gross proceeds of $13,950,000.

With the cash on hand as of March 31, 2015 the Company believes that it has sufficient cash to meet its working capital needs and operating expenses into the early part of 2017. However, if unanticipated difficulties arise the Company may be required to raise additional capital to support its operations or curtail its research and development activities until such time as additional capital becomes available. There is no assurance that additional financing will be available when needed or that management will be able to obtain such financing on terms acceptable to the Company and that the Company will become profitable and generate positive operating cash flow in the future.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

All amounts are presented in U.S. Dollars.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates. The Company’s significant estimates and assumptions include the fair value of the Company’s stock, stock-based compensation, debt discount and the valuation allowance relating to the Company’s deferred tax assets.

Concentrations of Credit Risk

The Company maintains deposits in a financial institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in this financial institution in excess of the amount insured by the FDIC.

Marketable Securities

Marketable securities, which consists of U.S Treasury Bills and Certificates of Deposit, are classified as held-to-maturity. Held-to-maturity securities represent those securities that the Company has both a positive intent and ability to hold the security until maturity. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date.

The Company had $3,247,509 and $0 of held-to-maturity securities at March 31, 2015 and December 31, 2014, respectively.

Deferred Offering Costs

The Company classifies amounts related to the IPO not closed as of the balance sheet date as Deferred Offering Costs. During the three months ended March 31, 2015, the Company reclassified Deferred Offering Costs in the amount of $749,386 to Additional Paid-in-Capital as an offset to its IPO.

During the three months ended March 31, 2015, the Company incurred $30,321 of additional offering related costs. These costs were recorded as a reduction in Additional Paid-in-Capital in the accompanying condensed balance sheets.

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

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of cash, marketable securities, accounts payable, accrued liabilities and debt approximate fair value due to the short-term nature of these instruments.

Common Stock Purchase Warrants

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provides the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company's own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.  The Company’s free standing derivatives consist of warrants to purchase common stock that were issued in connection with its notes payable, warrants to purchase common stock that were issued in connection with the Company’s IPO and concurrent private placement and compensation options issued to the agent’s in the IPO exercisable for shares of common stock and common stock purchase warrants. The Company evaluated these warrants to assess their proper classification using the applicable criteria enumerated under U.S. GAAP and determined that the common stock purchase warrants meet the criteria for equity classification in the condensed balance sheet as of March 31, 2015 and December 31, 2014.

Share-Based Payment

The Company accounts for share-based payments using the fair value method. For employees and directors, the fair value of the award is measured, as discussed below, on the grant date. For non-employees, fair value is generally valued based on the fair value of the services provided or the fair value of the equity instruments on the measurement date, whichever is more readily determinable and re-measured on each financial reporting dates until the service is complete. The Company has granted stock options at exercise prices no less than the fair market value as determined by the board of directors, with input from management.

The weighted-average fair value of options and warrants has been estimated on the date of grant using the Black-Scholes pricing model. The fair value of each instrument is estimated on the date of grant utilizing certain assumptions for a risk free interest rate, volatility and expected remaining lives of the awards. Since the Company has a limited history of being publicly traded, the fair value of stock-based payment awards issued before the Company’s IPO was estimated using a volatility derived from an index of comparable entities. Stock-based awards that were issued during the three months ended March 31, 2015, after the Company’s IPO, were estimated using the volatility derived from the Company’s common stock, which was not materially different than using an index of comparable entities. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the number of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

The weighted-average Black-Scholes assumptions are as follows:

	For The Three Months Ended March 31,
	2015	2014
Expected life	2 years	1 year
Risk free interest rate	0.65%	0.13%
Expected volatility	80%	132%
Expected dividend yield	0%	0%

As of March 31, 2015, total unrecognized stock option compensation expense is $838,163, which will be recognized as those options vest over a period of approximately four years. The amount of future stock option compensation expense could be affected by any future option grants or by any option holders leaving the Company before their grants are fully vested.

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

	March 31,	March 31,
	2015	2014
Warrants	7,936,391	36,542
Options	3,340,959	163,971
Convertible notes	-	210,000
Totals	11,277,350	410,513

Recent Accounting Pronouncements

Recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future a date are not expected to have a material impact on the Company’s financial statements upon adoption.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 4 – Accrued Expenses

Accrued expenses consist of:

	As of	As of
	March 31, 2015	December 31, 2014
Lab services	$36,579	$64,768
Professional fees	107,143	173,829
Consultant fees	52,000	52,000
Interest	12,559	10,804
Expense reimbursement	-	4,000
Total accrued expenses	$208,281	$305,401

Note 5 - Commitments and Contingencies

Litigations, Claims and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are included in the condensed financial statements as of March 31, 2015.

Operating Lease

In February 2015, the Company entered into a lease agreement for a new and expanded laboratory facility. The laboratory space is leased on a month-to-month basis and is part of a shared facility in Menlo Park, California.

Rent expense was to $19,015 and $5,400 for the three months ended March 31, 2015 and 2014, respectively. Rent expense for the three months ended March 31, 2015 included $5,700 for the laboratory space in Pasadena, California. The Company terminated its previous lease for the the laboratory space in Pasadena, California effective March 31, 2015.

Note 6 - Stockholders’ Equity

Authorized Capital

In January 2015, the Company completed its IPO on the TSX Venture Exchange. The Company sold 11,250,000 units at a price of $1.00 per unit, providing gross proceeds of $11,250,000. Concurrently with the IPO, the Company completed a previously-subscribed private placement of an additional 2,700,000 units for gross proceeds of $2,700,000, resulting in total gross proceeds of $13,950,000. After deducting the offering expenses, the Company received net proceeds of $12,953,484. All units consist of one share of CohBar's common stock and one-half of one common stock purchase warrant.  In the aggregate, a total of 13,950,000 shares of common stock and 6,975,000 warrants to purchase common stock were issued in connection with the IPO and concurrent private placement. Each whole warrant is exercisable to acquire one share of CohBar's common stock at a price of $2.00 per share at any time up to January 6, 2017, subject to CohBar's right to accelerate the expiration time of the warrants if at any time the volume-weighted average trading price of its common stock is equal to or exceeds $3.00 per share for twenty (20) consecutive trading days. The Company also issued compensation options to its agent for the IPO exercisable for an aggregate of 786,696 units at a price of $1.00 per unit at any time prior to July 6, 2016.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 - Stockholders’ Equity (continued)

In January 2015, the Company amended its Certificate of Incorporation to increase the total number of authorized shares of common stock. Following the amendment, the Company has authorized the issuance and sale of up to 80,000,000 shares of stock, consisting of 75,000,000 shares of common stock having a par value of $0.001 and 5,000,000 shares of Preferred Stock having a par value of $0.001 per share.   As of March 31, 2015, there were no shares of Preferred Stock outstanding and there were no declared but unpaid dividends or undeclared dividend arrearages on any shares of the Company’s capital stock.

In January 2015, the Company amended and restated the 2011 Equity Incentive Plan (the “2011 Plan”). The Amendment and Restatement increased the aggregate number of shares of its common stock that may be issued pursuant to stock awards under the plan. In accordance with the rules of the TSX Venture Exchange regarding equity incentive plans, the number of shares that can be reserved for issuance under the 2011 Plan is equal to 20% of the Company’s common stock outstanding at the completion of the offering. The total number of shares reserved for issuance after the completion of the IPO is 6,453,069.

Preferred Stock

Upon the completion of the IPO on January 6, 2015 each outstanding share of Series B Preferred Stock was automatically converted into one share of common stock. The Company converted 5,400,000 shares of Series B Preferred Stock into 5,400,000 shares of its common stock.

Stock Options

The Company has one incentive stock plan, the 2011 Plan, and has granted stock options to employees, non-employee directors and consultants from the 2011 Plan. Options granted under the Plan may be Incentive Stock Options or Non-statutory Stock Options, as determined by the Administrator at the time of grant. At March 31, 2015, 3,843,258 shares of the Company’s common stock were available for future issuance under the 2011 Plan.

The Company granted 127,532 stock options during the year ended December 31, 2014 which contained performance conditions that include (i) the optionee’s continuous service and (ii) completion of the Company’s initial public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended. The performance conditions were met during the three months ended March 31, 2015 and the options were valued. The options had an exercise price of $0.26 and a fair value of $0.87. The Company recognized an expense of $39,201 in the three months ended March 31, 2015 for the period from the grant date, October 31, 2013, to the end of the current quarter, March 31, 2015.

The Company recorded $145,514 and $362 of stock based compensation in the three months ended March 31, 2015 and 2014, respectively.

The following table represents stock option activity for the three months ended March 31, 2015:

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 - Stockholders’ Equity (continued)

			Weighted Average
	Stock Options		Exercise Price		Fair Value	Contractual	Aggregate
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Intrinsic Value
Balance – December 31, 2014	2,609,811	459,437	$0.38	$0.17	$0.17	9.57	$-
Granted	786,696	786,696	1.00	1.00	0.38	1.27	-
Exercised	(55,548)	(55,548)	-	-	-	-	-
Cancelled	-	-	-	-	-	-	-
Balance – March 31, 2015	3,340,959	1,360,374	$0.62	$0.31	$0.31	7.55	$2,458,311

The following table summarizes information on stock options outstanding and exercisable as of March 31, 2015:

		Weighted	Weighted		Weighted
Exercise	Number	Average Remaining	Average	Number	Average
Price	Outstanding	Contractual Term	Exercise Price	Exercisable	Exercise Price

$0.05	72,876	7.01	$0.05	57,693	$0.05
$0.26	1,061,248	9.03	$0.26	529,867	$0.26
$0.73	1,475,687	9.63	$0.73	41,666	$0.73
$1.00	731,148	1.27	$1.00	731,148	$1.00
Totals	3,340,959			1,360,374

Agent’s Compensation Options

In connection with the closing of its IPO in January 2015 the Company issued 786,696 compensation options (“Compensation Options”) to the agents that took part in the offering. Each Compensation Option is exercisable for a unit consisting of one share of common stock and one-half of one common stock purchase warrant at an exercise price of $1.00 per unit. The Compensation Options expire on July 6, 2016. Each whole warrant issuable upon exercise of Compensation Options is exercisable to acquire one share of common stock at an exercise price of $2.00 per share at any time up to January 6, 2017, subject to the Company’s right to accelerate the expiration time of the warrants if at any time the volume-weighted average trading price of its common stock is equal to or exceeds $3.00 per share for twenty (20) consecutive trading days. Because the Compensation Options are considered a cost of the IPO, the resulting value is recognized as both an increase and decrease to the equity section of the accompanying condensed balance sheets.

In March 2015, two agents that took part in the Company’s IPO exercised a total of 55,548 Compensation Options for cash proceeds of $55,548.

Warrants

During the three months ended March 31, 2015, the Company issued 7,002,774 common stock purchase warrants consisting of warrants included in the units sold in the IPO and concurrent private placement and issued on exercise of compensation options. The warrants are exercisable through January 6, 2017 at a price of $2.00 per share. The warrants are subject to the Company’s right to accelerate the expiration time of the warrants if at any time the volume-weighted average trading price of its common stock is equal to or exceeds $3.00 per share for twenty (20) consecutive trading days.

As of March 31, 2015, the Company has 7,936,391 warrants outstanding and exercisable to purchase common stock. Such warrants have a weighted average exercise price of $1.80, a weighted average remaining contractual life of 2.6 years and an aggregate intrinsic value of $1,038,575.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 7 – Related Party Transactions

Two of the Company’s Directors each provide it consulting services pursuant to agreements that provide for annual compensation of $42,000. Each agreement provides for an annual service term and can be extended by mutual consent of both parties. The service terms under the agreements with expire in September 2015 and November 2015, respectively. During the three months ended March 31, 2015 and 2014, payments of $10,500 and $3,000 were made to each Director, respectively. As of March 31, 2015 and December 31, 2014, no amounts were owed to either Director.

Note 8 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date on which the financial statements were issued require adjustment or disclosure in the Company’s financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). All references to the first quarter and first three months of 2015 and 2014 mean the three-month periods ended March 31, 2015 and 2014, respectively. Unless the context otherwise requires, “CohBar,” “we,” “us” and “our” refer to CohBar, Inc.

Special Note Regarding Forward-Looking Statements

This report, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on our current expectations, estimates, forecasts, and projections about our business, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “would,” “could,” “intend,” “plan,” “believe,” “seek” and “estimate,” variations of these words, and similar expressions are intended to identify those forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this report under the section entitled “Risk Factors” in Item 1A of Part I of the 2014 Form 10-K as supplemented or modified in our quarterly reports on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as may be required by law.

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

Our operations to date have been focused on organizing and staffing our company, business planning, raising capital and research on our MDPs. Our research efforts have focused on discovering and evaluating our MDPs for potential development as MBT drug candidates. We seek to identify and advance research on MDPs with superior potential for yielding an MBT drug candidate, and ultimately a drug, for which we have a strong intellectual property position.

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

In January 2015, we completed our Initial Public Offering (“IPO”) on the TSX Venture Exchange. We sold 11,250,000 units in the IPO at a price of $1.00 per unit, providing gross proceeds of $11,250,000. Concurrently with the IPO, we also completed a previously-subscribed private placement of an additional 2,700,000 units for gross proceeds of $2,700,000, resulting in total gross proceeds of $13,950,000. After deducting the offering expenses, the Company received net proceeds of $12,953,484. All units consist of one share of our common stock and one-half of one common stock purchase warrant.  In the aggregate, a total of 13,950,000 shares of common stock and 6,975,000 warrants to purchase common stock was issued in the IPO and concurrent private placement. Each whole warrant is exercisable to acquire one share of our common stock at a price of $2.00 per share at any time up to January 6, 2017, subject to our right to accelerate the expiration time of the warrants if at any time the volume-weighted average trading price of its common stock is equal to or exceeds $3.00 per share for twenty (20) consecutive trading days. We also issued compensation options to the agents for the IPO exercisable for an aggregate of 786,696 units at a price of $1.00 per unit at any time prior to July 6, 2016.

Since inception, we have incurred significant operating losses. Our net losses were $781,265 and $254,410 for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, we had an accumulated deficit of $5,237,592. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase significantly as we commence pre-clinical development activities for any of our research peptides, continue research and discovery efforts on our MBTs, expand and protect our intellectual property portfolio, and hire additional development and scientific personnel.

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. Other significant costs include legal fees relating to patent and corporate matters and fees for accounting and consulting services. We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate increased costs associated with being a public company including expenses related to services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, insurance and investor relations costs.

Results of Operations

The following table sets forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	For The Three Months Ended March 31,		Change
	2015	2014	$	%
Revenues	$-	$-	$-	-%

Operating expenses:
Research and development	$262,760	$111,708	$151,052	135%
General and administrative	516,986	140,913	376,073	267%
Total operating expenses	$779,746	$252,621	$527,125	209%

Comparison of Three Months Ended March 31, 2015 and 2014

Research and development expenses were $262,760 in the three months ended March 31, 2015 compared to $111,708 in the prior year period, a $151,052 increase, or 135%. The $151,052 increase in research and development expenses was due to a $101,340 increase in salary, wages and benefits from the additional compensation expenses in the current year period as compared to the prior year associated with the hiring of our Chief Scientific Officer, the increase in stock option expense in the current year quarter due to the timing and associated costs of the equity grants as the options expensed this quarter were granted after last year’s quarter, a $34,882 increase in external MOTS-c contract research costs to support development of our lead therapeutic candidate, a $29,171 increase in consulting costs as we leverage more outside experts to advance our research programs, an $18,693 increase in founders fees as we increased the amount at which we are paying our founders, offset by a $35,844 decrease in costs associated with the grants from the Alzheimer’s Drug Discovery Foundation. We expect research and development expenses to increase in the coming quarters as we continue to build our infrastructure to enhance our efforts on discovering, evaluating and optimizing our MDPs as potential MBT drug candidates.

General and administrative expenses were $516,986 in the three months ended March 31, 2015 compared to $140,913 in the prior year period, a $376,073 increase, or 267%. The $376,073 increase in general and administrative expenses was due to a $191,412 increase in salary, wages and benefits from one additional headcount in the current quarter compared to the prior year quarter and higher stock option expense due to the timing and associated costs of the equity grants being expensed, a $171,390 increase in compliance costs and investor relations fees as we incur the costs associated with being a publicly traded company in the current year quarter which we did not incur in the prior year period and an $11,740 increase in insurance as we renewed our Directors and Officer’s policy in the current year quarter at a higher premium for a publicly traded company. We expect general and administrative expenses for the year ending December 31, 2015 to be higher in comparison to prior years as we continue to incur the costs associated with running a public company.

Liquidity and Capital Resources

As of March 31, 2015 we had $9,952,751 in cash and cash equivalents and $3,247,509 in marketable securities. We maintain our cash in a checking and savings account on deposit with a financial institution located in the United States. In February 2015 our Board of Directors adopted an investment policy pursuant to which we maintain a portfolio of short-term highly liquid securities. As of March 31, 2015, our marketable securities consisted of U.S. Treasury Bills and Certificates of Deposit.

In January 2015 we received $11,250,000 of gross proceeds in our IPO and $2,700,000 in gross proceeds from our concurrent private placement. With the cash on hand as of March 31, 2015 we believe that we have sufficient cash to meet our working capital needs and operating expenses into the early part of 2017. However, if unanticipated difficulties arise we may be required to raise additional capital to support our operations or curtail our research and development activities until such time as additional capital becomes available. There is no assurance that additional financing will be available when needed or that management will be able to obtain such financing on terms acceptable to us and that we will become profitable and generate positive operating cash flow in the future.

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2015 and 2014 was $945,458 and $173,185, respectively. The cash used in operations of $945,458 for the three months ended March 31, 2015 was primarily due to our reported net loss of $781,265, a $125,589 decrease in accounts payable as the costs of our IPO was paid during the current year quarter, a $97,120 decrease in accrued liabilities as professional services accrued at December 31, 2014 were paid during the current year quarter, a $63,512 increase in prepaid expenses resulting from the increase in premiums for directors and officers insurance for a public company offset by $145,514 in stock based compensation expense in the current year quarter. Cash used in operations of $173,185 for the three months ended March 31, 2014 was primarily due to our reported net loss of $254,410, partially offset by the $41,206 increase in accounts payable due to the timing of receipt of invoices and the $30,844 decrease in restricted cash associated with the grants from the Alzheimer’s Drug Discovery Foundation.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2015 was $3,274,994. The cash used in investing activities of $3,274,994 in the three months ended March 31, 2015 was primarily due to the investments we made in marketable securities such as U.S. Treasury Bills and Certificates of Deposit totaling $3,247,509. There was no cash used in investing activities during the three months ended March 31, 2014.

Cash Flows from Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2015 and 2014 was $12,978,711 and $170,547, respectively. Cash provided by financing activities of $12,978,711 in the three months ended March 31, 2015 was primarily due to the completion of our IPO. We sold 11,250,000 units in the IPO at a price of $1.00 per unit, providing net proceeds of $10,253,484, net of agents’ commissions and expenses. Concurrently with the IPO, we also completed a previously-subscribed private placement of an additional 2,700,000 units for gross proceeds of $2,700,000. Cash provided by financing activities of $170,547 in the three months ended March 31, 2014 was primarily due to the proceeds of $210,000 from three convertible notes sold offset by the debt issuance costs incurred.

Contractual Obligations

In February 2015, we entered into a lease agreement for a new and expanded laboratory facility. The laboratory space is leased on a month-to-month basis and is part of a shared facility in Menlo Park, California.

Rent expense amounted to $19,105 and $5,400 for the three months ended March 31, 2015 and 2014, respectively. Rent expense for the three months ended March 31, 2015 included $5,700 for the laboratory space in Pasadena, California. We terminated our previous lease for the laboratory space in Pasadena, California effective March 31, 2015.

Item 4.    Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the end of the period covered by this report that our disclosure controls and procedures were not effective due to a material weakness. The material weakness relates to our having one employee assigned to positions that involve processing financial information, resulting in a lack of segregation of duties so that all journal entries and account reconciliations are reviewed by someone other than the preparer, heightening the risk of error or fraud. As the Company’s transactions increase, management will determine whether it is appropriate to hire additional financial staff. If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We may from time to time be party to litigation and subject to claims incident to the ordinary course of business. As we grow and gain prominence in the marketplace we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows or financial position. We are not currently a party to any legal proceedings.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

On January 6, 2015, concurrently with the completion of our IPO, we issued and sold an additional 2,700,000 units to certain existing accredited investors pursuant to the terms of put agreements between us and such investors, at a price of $1.00 per unit. The concurrent private placement was made pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder. Each unit consists of one share of our common stock and one-half of one common stock purchase warrant. Each whole warrant is exercisable to acquire one share of our common stock at a price of $2.00 per share at any time up to January 6, 2017, subject to our right to accelerate the expiration time of the warrants if at any time the volume-weighted average trading price of our common stock is equal to or exceeds $3.00 per share for twenty (20) consecutive trading days.

Use of Proceeds from Registered Securities

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on December 16, 2014 pursuant to Rule 424(b). As of March 31, 2015, we have used proceeds from our IPO for working capital and general corporate purposes.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Definition Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on.

COHBAR, INC.

Date: May 15, 2015	By:	/s/ Jeffrey F. Biunno
Jeffrey F. Biunno
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

