Form 10-Q
period 2015-06-30
CohBar, Inc.
filed 2015-08-11
CIK 1522602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number 000-55334

COHBAR, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-1299952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of August 10, 2015 the registrant had outstanding 32,320,891 shares of common stock.

COHBAR, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CohBar, Inc.

Condensed Balance Sheets

	As of
	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,393,314	$1,194,492
Restricted cash	-	4,055
Investments	4,745,714	-
Prepaid expenses and other current assets	106,151	19,517
Total current assets	12,245,179	1,218,064
Property and equipment, net	209,435	4,631
Deferred offering costs	-	749,386
Other assets	17,712	1,100
Total assets	$12,472,326	$1,973,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$224,687	$290,073
Accrued liabilities	101,295	305,401
Accrued payroll and other compensation	80,588	103,294
Total current liabilities	406,570	698,768
Note payable, net of debt discount of $353 and $451 as of June 30, 2015 and December 31, 2014, respectively	204,907	204,809
Total liabilities	611,477	903,577

Commitments and contingencies

Stockholders’equity:
Preferred stock, $0.001 par value, Authorized - 5,000,000 shares;
Issued and outstanding as of June 30, 2015 and December 31, 2014 as follows:
Preferred stock - Series A - issued and outstanding 0 shares as of June 30, 2015 and December 31, 2014, respectively	-	-
Convertible preferred stock - Series B - issued and outstanding 0 shares as of June 30, 2015 and 5,400,000 as of December 31, 2014	-	5,400
Common stock, $0.001 par value, Authorized 75,000,000 shares;
Issued and outstanding 32,320,891 shares as of June 30, 2015 and 12,915,343 as of December 31, 2014	32,321	12,915
Additional paid-in capital	17,933,650	5,507,616
Accumulated deficit	(6,105,122)	(4,456,327)
Total stockholders’ equity	11,860,849	1,069,604
Total liabilities and stockholders’ equity	$12,472,326	$1,973,181

The accompanying notes are an integral part of these condensed financial statements.

CohBar, Inc.

Condensed Statements of Operations

(unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

Operating expenses:
Research and development	447,287	137,059	710,047	245,332
General and administrative	418,932	523,869	935,918	668,217
Total operating expenses	866,219	660,928	1,645,965	913,549
Operating loss	(866,219)	(660,928)	(1,645,965)	(913,549)

Other income (expense):
Interest income	1,022	216	2,199	247
Interest expense	(1,756)	(1,700)	(3,512)	(3,441)
Other expense	(528)	-	(1,419)	-
Amortization of debt discount	(49)	(155)	(98)	(235)
Total other income (expense)	(1,311)	(1,639)	(2,830)	(3,429)
Net loss	$(867,530)	$(662,567)	$(1,648,795)	$(916,978)
Basic and diluted net loss per share	$(0.03)	$(0.05)	$(0.05)	$(0.07)
Weighted average common shares outstanding - basic and diluted	32,320,891	12,915,343	31,763,073	12,915,343

The accompanying notes are an integral part of these condensed financial statements.

CohBar, Inc.

Condensed Statements of Cash Flows

(unaudited)

	For The Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,648,795)	$(916,978)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	7,875	1,249
Stock-based compensation	216,205	222,498
Amortization of debt discount	98	235
Changes in operating assets and liabilities:
Restricted cash	4,055	85,640
Prepaid expenses and other current assets	(86,634)	(20,279)
Accounts payable	(65,386)	102,428
Accrued liabilities	(204,106)	11,568
Accrued payroll and other compensation	(22,706)	6,927
Net cash used in operating activities	(1,799,394)	(506,712)

Cash flows from investing activities:
Purchases of property and equipment	(212,679)	-
Payment for security deposit	(16,612)	-
Purchases of investments	(6,243,714)	-
Proceeds from redemptions of investments	1,498,000	-
Net cash used in investing activities	(4,975,005)	-

Cash flows from financing activities:
Deferred offering costs	(35,811)	(28,355)
Proceeds from the issuance of preferred stock, net	-	2,330,079
Proceeds from convertible notes	-	210,000
Proceeds from initial public offering	10,253,484	-
Proceeds from exercise of stock options	55,548	-
Proceeds from conversion of private placement Puts	2,700,000	-
Net cash provided by financing activities	12,973,221	2,511,724

Net increase in cash and cash equivalents	6,198,822	2,005,012
Cash and cash equivalents at beginning of period	1,194,492	145,170
Cash and cash equivalents at end of period	$7,393,314	$2,150,182

Non-cash investing and financing activities:
Warrants issued in connection with bridge loans	$-	$138
Conversion of convertible notes to Series B Preferred Stock	$-	$210,000
Reclassification of deferred offering costs to equity	$785,197	$-
Conversion of Series B Preferred Stock to Common Stock	$5,400,000	$-

The accompanying notes are an integral part of these financial statements.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Business Organization and Basis of Presentation

CohBar, Inc. (“CohBar” or the “Company”) is a leader in the research and development of mitochondria-based therapeutics (“MBTs”), an emerging class of drugs for the treatment of diseases associated with aging. MBTs originate from the discovery by the Company’s founders of a novel group of peptides within the genome of mitochondria, the powerhouses of the cell. The Company’s ongoing development of mitochondrial-derived peptides (“MDPs”) into MBTs offers the potential to address a broad range of diseases such as type 2 diabetes, cancer, atherosclerosis and neurodegenerative disorders.

The Company’s primary activities include conducting MDP research and development of its MBT pipeline, securing intellectual property protection, establishing relationships with Contract Research Organizations (“CROs”) and academic institutions, expanding its scientific leadership and staff and raising capital. To date, the Company has not generated any revenues from operations and does not expect to generate any revenues in the near future.

The unaudited interim condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K, filed with the SEC (the “2014 Form 10-K”). The interim unaudited condensed financial statements should be read in conjunction with those audited financial statements included in the 2014 Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any other period. All amounts are presented in U.S. Dollars.

Note 2 - Management’s Liquidity Plans

As of June 30, 2015, the Company had working capital and stockholders’ equity of $11,838,609 and $11,860,849, respectively. During the six months ended June 30, 2015, the Company incurred a net loss of $1,648,795. The Company has not generated any revenues, has incurred net losses since inception and does not expect to generate revenues in the near term.

In January 2015, the Company completed its Initial Public Offering (“IPO”) on the TSX Venture Exchange. The Company sold 11,250,000 units at a price of $1.00 per unit, providing gross proceeds of $11,250,000. Concurrently with the IPO, the Company completed a previously-subscribed private placement of an additional 2,700,000 units for gross proceeds of $2,700,000, resulting in total gross proceeds of $13,950,000.

With the cash on hand as of June 30, 2015, the Company believes that it has sufficient cash to meet its working capital needs and operating expenses into the early part of 2017. However, if unanticipated difficulties arise the Company may be required to raise additional capital to support its operations or curtail its research and development activities until such time as additional capital becomes available. There is no assurance that additional financing will be available when needed or that management will be able to obtain such financing on terms acceptable to the Company and that the Company will become profitable and generate positive operating cash flow in the future.

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

Investments

Investments consist of U.S Treasury Bills and Certificates of Deposit. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date.

The Company had $4,745,714 of short-term investments at June 30, 2015.

Deferred Offering Costs

The Company classifies amounts related to the IPO not closed as of the balance sheet date as Deferred Offering Costs. During the six months ended June 30, 2015, the Company reclassified Deferred Offering Costs in the amount of $749,386 to Additional Paid-in-Capital as an offset to its IPO.

During the six months ended June 30, 2015, the Company incurred $35,811 of additional offering related costs. These costs were recorded as a reduction in Additional Paid-in-Capital in the accompanying condensed balance sheets.

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

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of cash, investments, accounts payable, accrued liabilities and debt approximate fair value due to the short-term nature of these instruments.

Common Stock Purchase Warrants

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provides the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company's own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.  The Company’s free standing derivatives consist of warrants to purchase common stock that were issued in connection with its notes payable, warrants to purchase common stock that were issued in connection with the Company’s IPO and concurrent private placement and compensation options issued to the agents in the IPO exercisable for shares of common stock and common stock purchase warrants. The Company evaluated these securities to assess their proper classification using the applicable criteria enumerated under U.S. GAAP and determined that they meet the criteria for equity classification in the condensed balance sheet as of June 30, 2015 and December 31, 2014.

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

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

Share-Based Payment (continued)

The weighted-average fair value of options and warrants has been estimated on the date of grant using the Black-Scholes pricing model. The fair value of each instrument is estimated on the date of grant utilizing certain assumptions for a risk free interest rate, volatility and expected remaining lives of the awards. Since the Company has a limited history of being publicly traded, the fair value of stock-based payment awards issued was estimated using a volatility derived from an index of comparable entities. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the number of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

The weighted-average Black-Scholes assumptions are as follows:

	For The Three And Six Months Ended June 30,
	2015	2014
Expected life	4 years	6 years
Risk free interest rate	1.32%	2.67%
Expected volatility	80%	80%
Expected dividend yield	0%	0%

As of June 30, 2015, total unrecognized stock option compensation expense is $771,236, which will be recognized as those options vest over a period of approximately four years. The amount of future stock option compensation expense could be affected by any future option grants or by any option holders leaving the Company before their grants are fully vested.

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

	June 30,	June 30,*
	2015	2014
Options	3,340,959	1,225,219
Warrants	7,936,391	833,617
Preferred Stock Series B	-	2,600,000
Totals	11,277,350	4,658,836

* June 30, 2014 does not include shares and common stock purchase warants issuable under Put Agreements contingent upon the completion of the IPO.

Recent Accounting Pronouncements

Recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Note 4 - Accrued Expenses

Accrued expenses consist of:

	As of	As of
	June 30, 2015	December 31, 2014
Lab services	$44,329	$64,768
Professional fees	36,820	173,829
Consultant fees	4,000	52,000
Interest	14,315	10,804
Expense reimbursement	1,831	4,000
Total accrued expenses	$101,295	$305,401

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 5 - Commitments and Contingencies

Litigations, Claims and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are included in the condensed financial statements as of June 30, 2015.

Operating Lease

In February 2015, the Company entered into a lease agreement for a new and expanded laboratory. The laboratory space is leased on a month-to-month basis and is part of a shared facility in Menlo Park, California.

Rent expense was $26,727 and $5,400 for the three months ended June 30, 2015 and 2014, respectively. Rent expense was $45,742 and $10,800 for the six months ended June 30, 2015 and 2014, respectively. The Company terminated the lease for its former lab space effective March 31, 2015.

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

In January 2015, the Company amended its Certificate of Incorporation to increase the total number of authorized shares of common stock. Following the amendment, the Company has authorized the issuance and sale of up to 80,000,000 shares of stock, consisting of 75,000,000 shares of common stock having a par value of $0.001 and 5,000,000 shares of Preferred Stock having a par value of $0.001 per share. As of June 30, 2015, there were no shares of Preferred Stock outstanding and there were no declared but unpaid dividends or undeclared dividend arrearages on any shares of the Company’s capital stock.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 - Stockholders’ Equity (continued)

Authorized Capital (continued)

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

Stock Options

The Company has one incentive stock plan, the 2011 Plan, and has granted stock options to employees, non-employee directors and consultants from the 2011 Plan. Options granted under the Plan may be Incentive Stock Options or Non-statutory Stock Options, as determined by the Administrator at the time of grant. At June 30, 2015, 3,843,258 shares of the Company’s common stock were available for future issuance under the 2011 Plan.

During the year ended December 31, 2014, the Company granted an option to purchase 127,532 shares of common stock which contained performance vesting conditions that include (i) the optionee’s continuous service and (ii) completion of the Company’s initial public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended. The performance conditions related to the IPO were met during the quarter ended March 31, 2015 and the options were valued. The options had an exercise price of $0.26, a fair value of $0.87 and the Company recognized an expense of $46,119 in the six months ended June 30, 2015.

The Company recorded $70,691 and $222,136 of stock based compensation in the three months ended June 30, 2015 and 2014, respectively. The Company recorded $216,205 and $222,498 of stock based compensation in the six months ended June 30, 2015 and 2014, respectively.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 - Stockholders’ Equity (continued)

Stock Options (continued)

The following table represents stock option activity for the six months ended June 30, 2015:

			Weighted Average
	Stock Options		Exercise Price		Fair Value	Contractual	Aggregate
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Intrinsic Value
Balance – December 31, 2014	2,609,811	459,437	$0.38	$0.17	$0.17	9.57	$-
Granted	786,696	786,696	1.00	1.00	0.38	1.27	-
Exercised	(55,548)	(55,548)	-	-	-	-	-
Cancelled	-	-	-	-	-	-	-
Balance – June 30, 2015	3,340,959	1,472,471	$0.62	$0.31	$0.31	7.30	$1,347,163

The following table summarizes information on stock options outstanding and exercisable as of June 30, 2015:

		Weighted	Weighted		Weighted
Exercise	Number	Average Remaining	Average	Number	Average
Price	Outstanding	Contractual Term	Exercise Price	Exercisable	Exercise Price

$0.05	72,876	6.76	$0.05	62,248	$0.05
$0.26	1,061,248	8.78	$0.26	606,158	$0.26
$0.73	1,475,687	9.38	$0.73	72,917	$0.73
$1.00	731,148	1.02	$1.00	731,148	$1.00
Totals	3,340,959			1,472,471

Agent’s Compensation Options

In connection with the closing of its IPO in January 2015 the Company issued 786,696 compensation options (“Compensation Options”) to the agents that took part in the offering. Each Compensation Option is exercisable for a unit consisting of one share of common stock and one-half of one common stock purchase warrant at an exercise price of $1.00 per unit. The Compensation Options expire on July 6, 2016. Each whole warrant issuable upon exercise of Compensation Options is exercisable to acquire one share of common stock at an exercise price of $2.00 per share at any time up to January 6, 2017, subject to the Company’s right to accelerate the expiration time of the warrants if at any time the volume-weighted average trading price of its common stock is equal to or exceeds $3.00 per share for twenty (20) consecutive trading days. Because the Compensation Options are considered a cost of the IPO, the resulting value is recognized as both an increase and decrease to the equity section of the accompanying condensed balance sheets. The Compensation Options are not part of the Company’s 2011 Plan.

During the six months ended June 30, 2015, a total of 55,548 Compensation Options were exercised for cash proceeds of $55,548.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 - Stockholders’ Equity (continued)

Warrants

During the six months ended June 30, 2015, the Company issued 7,002,774 warrants to purchase common stock related to the units sold in the IPO and concurrent private placement and issued on exercise of compensation options. The warrants are exercisable through January 6, 2017 at a price of $2.00 per share. The warrants are subject to the Company’s right to accelerate the expiration time of the warrants if at any time the volume-weighted average trading price of its common stock is equal to or exceeds $3.00 per share for twenty (20) consecutive trading days.

As of June 30, 2015, the Company has warrants outstanding and exercisable to purchase 7,936,391 shares of common stock. Such warrants have a weighted average exercise price of $1.80, a weighted average remaining contractual life of 2.3 years and an aggregate intrinsic value of $721,145.

Note 7 - Related Party Transactions

Two of the Company’s Directors each provide it consulting services pursuant to agreements that provide for annual compensation of $42,000. Each agreement provides for an annual service term and can be extended by mutual consent of both parties. The service terms under the agreements will expire in September 2015 and November 2015, respectively. During the three months ended June 30, 2015 and 2014, the Company recognized expenses of $10,500 and $8,083 for consulting fees to each Director, respectively. During the six months ended June 30, 2015 and 2014, the Company recognized expenses of $21,000 and $11,083 for consulting fees to each Director, respectively. As of June 30, 2015 and December 31, 2014, no amounts were owed to either Director.

Note 8 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date on which the financial statements were issued require adjustment or disclosure in the Company’s financial statements.

During July 2015, the Company issued 318,124 stock options to employees and consultants with an exercise price of $1.00. These stock options are subject to vesting over four years and have a term of ten years.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). All references to the second quarter and first six months of 2015 and 2014 are to the three and the six month periods ended June 30, 2015 and June 30, 2014, respectively. Unless the context otherwise requires, “CohBar,” “we,” “us” and “our” refer to CohBar, Inc.

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

Since our formation in 2007, we have in-licensed key intellectual property from our founders’ affiliated academic institutions, developed methods for identifying new MDPs, studied various MDPs in both in vitro and in vivo models and identified a number of MDPs with potential therapeutic value in the treatment of diabetes, cancer, Alzheimer’s disease, atherosclerosis and other diseases. Based on our evaluation of MDPs currently in our research pipeline we are actively engaged in research of four families of MDPs for potential advancement into MBT drug candidate programs.

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

In January 2015, we completed our Initial Public Offering (“IPO”) on the TSX Venture Exchange. We sold 11,250,000 units in the IPO at a price of $1.00 per unit, providing gross proceeds of $11,250,000. Concurrently with the IPO, we also completed a previously-subscribed private placement of an additional 2,700,000 units for gross proceeds of $2,700,000, resulting in total gross proceeds of $13,950,000. After deducting the offering expenses, we received net proceeds of $12,953,484. All units consist of one share of our common stock and one-half of one common stock purchase warrant.  In the aggregate, a total of 13,950,000 shares of common stock and 6,975,000 warrants to purchase common stock was issued in the IPO and concurrent private placement. Each whole warrant is exercisable to acquire one share of our common stock at a price of $2.00 per share at any time up to January 6, 2017, subject to our right to accelerate the expiration time of the warrants if at any time the volume-weighted average trading price of its common stock is equal to or exceeds $3.00 per share for twenty (20) consecutive trading days. We also issued compensation options to the agents for the IPO exercisable for an aggregate of 786,696 units at a price of $1.00 per unit at any time prior to July 6, 2016.

Since inception, we have incurred significant operating losses. Our net losses were $1,648,795 and $916,978 for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, we had an accumulated deficit of $6,105,122. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase significantly as we commence pre-clinical development activities for any of our research peptides, continue research and discovery efforts on our MBTs, expand and protect our intellectual property portfolio, and hire additional development and scientific personnel.

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

Depending on factors of capability, cost, efficiency and intellectual property rights we conduct our research programs at our laboratory facility, pursuant to contractual arrangements with CROs or academic institutions. We expense all research and development expenses as incurred. We hired additional lab personnel and scientific staff during the first half of 2015 and anticipate additional hiring during the remainder of the year. We expect the increase in our headcount will enable us to enhance our research and development efforts focused on discovering, evaluating and optimizing our MDPs as potential MBT drug candidates. Accordingly, with our ongoing activities we expect our research and development expenses to increase in the year ending December 31, 2015.

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

	For The Three Months Ended June 30,		Change
	2015	2014	$	%

Revenues	$-	$-	$-	-%

Operating expenses:
Research and development	$447,287	$137,059	$310,228	226%
General and administrative	418,932	523,869	(104,937)	-20%
Total operating expenses	$866,219	$660,928	$205,291	31%

Comparison of Three Months Ended June 30, 2015 and 2014

Research and development expenses were $447,287 in the three months ended June 30, 2015 compared to $137,059 in the prior year period, a $310,228 increase, or 226%. The $310,228 increase in research and development expenses was due to a $143,845 increase in preclinical studies related to our efforts to develop optimized MBT candidates, a $138,182 increase in wages, benefits and stock based compensation associated with the timing of the hiring of our Chief Scientific Officer and Vice President of Biology, $44,950 in costs related to our Scientific Advisory Board (“SAB”) meeting held in June 2015 and the $31,728 increase in rent expense related to our new and expanded lab space.  The increase in the research and development expenses in the three months ended June 30, 2015 as compared to the prior year quarter were offset by the $62,322 decrease in costs associated with research performed under arrangements with the Alzheimer’s Drug Discovery Foundation and the reversal of an accrual in the amount of $49,500 related to an SAB member’s past due fees which were re-negotiated.  We expect research and development expenses to increase in the coming quarters as we continue to build our infrastructure to enhance our efforts on discovering, evaluating and optimizing our MDPs as potential MBT drug candidates.

General and administrative expenses were $418,932 in the three months ended June 30, 2015 compared to $523,869 in the prior year period, a $104,937 decrease, or 20%. The $104,937 decrease in general and administrative expenses was due to a $220,572 decrease in wages, benefits and stock based compensation as the prior year period included approximately $51,000 in additional salary expense and $170,027 in expenses from warrants granted in the prior year quarter, as well as a $60,000 decrease in outside services as we incurred the costs of recruiting for our Chief Scientific Officer in the prior year quarter. The decreases in general and administrative expense in the current year period as compared to the prior year period were offset by the increase in compliance costs as we incurred the costs associated with being a publicly traded company which we did not incur in the prior year period, a $42,674 increase in legal fees as we incurred the cost of associated with protecting our intellectual property and a $34,397 increase in marketing and investor relations costs associated with being a publicly traded company. We expect general and administrative expenses for the year ending December 31, 2015 to be higher in comparison to prior years as we continue to incur the costs associated with being a public company.

	For The Six Months Ended June 30,		Change
	2015	2014	$	%

Revenues	$-	$-	$-	-%

Operating expenses:
Research and development	$710,047	$245,332	$464,715	189%
General and administrative	935,918	668,217	267,701	40%
Total operating expenses	$1,645,965	$913,549	$732,416	80%

Comparison of Six Months Ended June 30, 2015 and 2014

Research and development expenses were $710,047 in the six months ended June 30, 2015 compared to $245,332 in the prior year period, a $464,715 increase, or 189%. The $464,715 increase in research and development expenses was due to a $241,645 increase in wages, benefits and stock based compensation associated with the timing of the hiring of our Chief Scientific Officer and Vice President of Biology, a $168,845 increase in preclinical studies related to our efforts to develop optimized MBT candidates, $48,700 in costs related to our SAB meeting held in June 2015 and the $45,343 increase in rent expense related to our new and expanded lab space.  The increase in the research and development expenses in the six months ended June 30, 2015 as compared to the prior year period were offset by the $98,167 decrease in costs associated with research performed under arrangements with the Alzheimer’s Drug Discovery Foundation and the reversal of an accrual in the amount of $49,500 related to an SAB member’s past due fees which was re-negotiated.

General and administrative expenses were $935,918 in the six months ended June 30, 2015 compared to $668,217 in the prior year period, a $267,701 increase, or 40%. The $267,701 increase in general and administrative expenses was due to (i) the $206,358 increase in compliance costs and the $82,062 increase in marketing and investor relations as we incurred the costs associated with being a publicly traded company which we did not incur in the prior year period and (ii) the $38,226 increase in legal fees as we incurred the costs associated with protecting our intellectual property. The increases in general and administrative expense in the current year period as compared to the prior year period were offset by a $58,328 decrease in outside services as we incurred the costs of recruiting for our Chief Scientific Officer in the prior year period and the $29,160 decrease in wages, benefits and stock based compensation primarily due to lower stock based compensation costs in the current year period.

Liquidity and Capital Resources

As of June 30, 2015 we had $7,393,314 in cash and cash equivalents and $4,745,714 in investments. We maintain our cash in a checking and savings account on deposit with a financial institution located in the United States. In February 2015 our Board of Directors adopted an investment policy pursuant to which we maintain a portfolio of short-term highly liquid securities. As of June 30, 2015, our investments consisted of U.S. Treasury Bills and Certificates of Deposit.

In January 2015 we received $11,250,000 of gross proceeds in our IPO and $2,700,000 in gross proceeds from our concurrent private placement. With the cash on hand as of June 30, 2015 we believe that we have sufficient cash to meet our working capital needs and operating expenses into the early part of 2017. However, if unanticipated difficulties arise we may be required to raise additional capital to support our operations or curtail our research and development activities until such time as additional capital becomes available. There is no assurance that additional financing will be available when needed or that management will be able to obtain such financing on terms acceptable to us and that we will become profitable and generate positive operating cash flow in the future.

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2015 and 2014 was $1,799,394 and $506,712, respectively. The cash used in operations of $1,799,394 for the six months ended June 30, 2015 was primarily due to our reported net loss of $1,648,795. Cash used in operations of $506,712 for the six months ended June 30, 2014 was primarily due to our reported net loss of $916,978 offset by the $222,498 increase in stock based compensation costs primarily due to the $170,027 valuation of a warrant granted during the period, the $102,428 increase in accounts payable due to the timing of receipt of invoices and the $85,640 decrease in restricted cash associated with the grants from the Alzheimer’s Drug Discovery Foundation.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015 was $4,975,005. The cash used in investing activities of $4,975,005 in the six months ended June 30, 2015 was primarily due to purchases of U.S. Treasury Bills and Certificates of Deposit totaling $4,745,714 and purchases of property and equipment totaling $212,679 as we built out our lab during the six month period ended June 30, 2015. There was no cash used in investing activities during the six months ended June 30, 2014.

Cash Flows from Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2015 and 2014 was $12,973,221 and $2,511,724, respectively. Cash provided by financing activities of $12,973,221 in the six months ended June 30, 2015 was primarily due to the completion of our IPO. We sold 11,250,000 units in the IPO at a price of $1.00 per unit, providing net proceeds of $10,253,484, net of agents’ commissions and expenses. Concurrently with the IPO, we also completed a previously-subscribed private placement of an additional 2,700,000 units for gross proceeds of $2,700,000. Cash provided by financing activities of $2,511,724 in the six months ended June 30, 2014 consisted of $2,540,079 in net proceeds from the issuance of Series B Preferred Stock which was offset by $28,355 in deferred offering costs associated with our initial public offering.

Contractual Obligations

In February 2015, we entered into a lease agreement for a new and expanded laboratory facility. The laboratory space is leased on a month-to-month basis and is part of a shared facility in Menlo Park, California.

Item 4.      Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the end of the period covered by this report that our disclosure controls and procedures were not effective due to a material weakness. The material weakness relates to our having one employee assigned to positions that involve processing financial information, resulting in a lack of segregation of duties so that all journal entries and account reconciliations are reviewed by someone other than the preparer, heightening the risk of error or fraud. As our transactions increase, management will determine whether it is appropriate to hire additional financial staff. If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three month period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Use of Proceeds from Registered Securities

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on December 16, 2014 pursuant to Rule 424(b). During the three months ended June 30, 2015, we have used proceeds from our IPO for research and development, working capital and general corporate purposes as described herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on.

COHBAR, INC.

Date: August 11, 2015	By:	/s/ Jeffrey F. Biunno
Jeffrey F. Biunno
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

