Form 10-Q
period 2015-09-30
CohBar, Inc.
filed 2015-11-16
CIK 1522602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 12, 2015 the registrant had outstanding 32,320,891 shares of common stock.

COHBAR, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CohBar, Inc.
Condensed Balance Sheets

	As of
	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,499,507	$1,194,492
Restricted cash	-	4,055
Investments	5,745,024	-
Prepaid expenses and other current assets	100,694	19,517
Total current assets	11,345,225	1,218,064
Property and equipment, net	205,978	4,631
Deferred offering costs	-	749,386
Other assets	20,493	1,100
Total assets	$11,571,696	$1,973,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$156,831	$290,073
Accrued liabilities	153,477	305,401
Accrued payroll and other compensation	180,449	103,294
Total current liabilities	490,757	698,768
Note payable, net of debt discount of $304 and $451 as of September 30, 2015 and December 31, 2014, respectively	204,956	204,809
Total liabilities	695,713	903,577

Commitments and contingencies

Stockholders’equity:
Preferred stock, $0.001 par value, Authorized - 5,000,000 shares;
Issued and outstanding as of September 30, 2015 and December 31, 2014 as follows:
Preferred stock - Series A - issued and outstanding 0 shares as of September 30, 2015 and December 31, 2014, respectively	-	-
Convertible preferred stock - Series B - issued and outstanding 0 shares as of September 30, 2015 and 5,400,000 as of December 31, 2014	-	5,400
Common stock, $0.001 par value, Authorized 75,000,000 shares; Issued and outstanding 32,320,891 shares as of September 30, 2015 and 12,915,343 as of December 31, 2014	32,321	12,915
Additional paid-in capital	18,028,039	5,507,616
Accumulated deficit	(7,184,377)	(4,456,327)
Total stockholders’ equity	10,875,983	1,069,604
Total liabilities and stockholders’ equity	$11,571,696	$1,973,181

The accompanying notes are an integral part of these condensed financial statements.

CohBar, Inc.
Condensed Statements of Operations
(unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

Operating expenses:
Research and development	547,029	159,883	1,257,075	405,215
General and administrative	531,841	246,182	1,467,759	914,399
Total operating expenses	1,078,870	406,065	2,724,834	1,319,614
Operating loss	(1,078,870)	(406,065)	(2,724,834)	(1,319,614)

Other income (expense):
Interest income	1,451	193	3,650	440
Interest expense	(1,755)	(1,700)	(5,267)	(5,141)
Other expense	(33)	-	(1,452)	-
Amortization of debt discount	(49)	(49)	(147)	(284)
Total other expense	(386)	(1,556)	(3,216)	(4,985)
Net loss	$(1,079,256)	$(407,621)	$(2,728,050)	$(1,324,599)
Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.09)	$(0.10)
Weighted average common shares outstanding - basic and diluted	32,320,891	12,915,343	31,951,056	12,915,343

The accompanying notes are an integral part of these condensed financial statements.

CohBar, Inc.

Condensed Statements of Cash Flows
(unaudited)

	For The Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,728,050)	$(1,324,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,920	1,874
Stock-based compensation	310,594	239,760
Amortization of debt discount	147	284
Changes in operating assets and liabilities:
Restricted cash	4,055	122,140
Prepaid expenses and other current assets	(81,177)	(15,026)
Accounts payable	(133,241)	42,870
Accrued liabilities	(151,925)	189,542
Accrued payroll and other compensation	77,154	23,762
Net cash used in operating activities	(2,683,523)	(719,393)

Cash flows from investing activities:
Purchases of property and equipment	(220,266)	-
Payment for security deposit	(19,393)	-
Purchases of investments	(9,241,024)	-
Proceeds from redemptions of investments	3,496,000	-
Net cash used in investing activities	(5,984,683)	-

Cash flows from financing activities:
Deferred offering costs	(35,811)	(247,013)
Proceeds from the issuance of preferred stock, net	-	2,430,079
Proceeds from convertible notes	-	210,000
Proceeds from initial public offering	10,253,484	-
Proceeds from exercise of unit options	55,548	-
Proceeds from conversion of private placement Puts	2,700,000	-
Net cash provided by financing activities	12,973,221	2,393,066

Net increase in cash and cash equivalents	4,305,015	1,673,673
Cash and cash equivalents at beginning of period	1,194,492	145,170
Cash and cash equivalents at end of period	$5,499,507	$1,818,843

Non-cash investing and financing activities:
Warrants issued in connection with bridge loans	$-	$137
Conversion of convertible notes to Series B Preferred Stock	$-	$210,000
Reclassification of deferred offering costs to equity	$785,197	$-
Conversion of Series B Preferred Stock to Common Stock	$5,400,000	$-

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

The Company’s primary activities include research and development of its MBT pipeline, securing intellectual property protection, managing collaborations with Contract Research Organizations (“CROs”) and academic institutions, expanding its scientific leadership and laboratory staff and raising capital. To date, the Company has not generated any revenues from operations and does not expect to generate any revenues in the near future.

The accompanying interim condensed financial statements of the Company have not been audited. In accordance with United States generally accepted accounting principles (“U.S. GAAP”) for presentation of interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”), we have condensed and omitted certain information and footnotes required by U.S. GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the audited financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, filed with the SEC (the “2014 Form 10-K”). The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements included in the 2014 Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any other period. All amounts are presented in U.S. Dollars.

Note 2 - Management’s Liquidity Plans

As of September 30, 2015, the Company had working capital and stockholders’ equity of $10,854,468 and $10,875,983, respectively. During the nine months ended September 30, 2015, the Company incurred a net loss of $2,728,050. The Company has not generated any revenues, has incurred net losses since inception and does not expect to generate revenues in the near term.

In January 2015, the Company completed its Initial Public Offering (“IPO”) on the TSX Venture Exchange. The Company sold 11,250,000 units at a price of $1.00 per unit, providing gross proceeds of $11,250,000. Concurrently with the IPO, the Company completed a previously-subscribed private placement of an additional 2,700,000 units for gross proceeds of $2,700,000, resulting in total gross proceeds of $13,950,000. All units consist of one share of the Company’s common stock and one-half of one common stock purchase warrant.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 2 - Management’s Liquidity Plans (continued)

With the cash and investments on hand as of September 30, 2015, the Company believes that it has sufficient capital to meet its operating expenses and working capital needs into the early part of 2017, at which time additional capital will be required. However, if unanticipated difficulties arise the Company may be required to raise additional capital to support its operations or curtail its research and development activities until such time as additional capital becomes available. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain such financing on reasonable terms. The Company does not expect to generate revenues from its operation in the near future and there is no assurance that the Company will generate positive operating cash flow or become profitable in the future.

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

The Company had $5,745,024 of short-term investments at September 30, 2015.

Deferred Offering Costs

The Company classifies amounts related to the IPO not closed as of the balance sheet date as Deferred Offering Costs. During the nine months ended September 30, 2015, the Company reclassified Deferred Offering Costs in the amount of $749,386 to Additional Paid-in-Capital.

During the nine months ended September 30, 2015, the Company incurred $35,811 of additional offering related costs. These costs were recorded as a reduction in Additional Paid-in-Capital in the accompanying condensed balance sheets.

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

Common Stock Purchase Warrants

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provides the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company's own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.  The Company’s free standing derivatives consist of warrants to purchase common stock that were issued in connection with its notes payable, warrants to purchase common stock that were issued in connection with the Company’s IPO and concurrent private placement and compensation options issued to the agents in the IPO exercisable for shares of common stock and common stock purchase warrants. The Company evaluated these securities to assess their proper classification using the applicable criteria enumerated under U.S. GAAP and determined that they meet the criteria for equity classification in the condensed balance sheet as of September 30, 2015 and December 31, 2014.

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

The weighted-average Black-Scholes assumptions are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Expected life	8 years	N/A	2 years	6 years
Risk free Interest rate	1.62%	N/A	0.70%	2.42%
Expected volatility	79%	N/A	80%	80%
Expected dividend yield	0%	N/A	0%	0%
Forfeiture rate	0%	N/A	0%	0%

As of September 30, 2015, total unrecognized stock option compensation expense is $919,044, which will be recognized as those options vest over a period of approximately four years. The amount of future stock option compensation expense could be affected by any future option grants or by any option holders leaving the Company before their grants are fully vested.

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

	September 30,	September 30,*
	2015	2014
Options	3,659,083	1,225,219
Warrants	7,936,391	933,617
Preferred Stock Series B	-	2,700,000
Totals	11,595,474	4,858,836

* September 30, 2014, excludes the impact of Put agreements, which subscribed certain shareholders of the Company to purchase additional shares and warrants contingent upon, and concurrently with, completion of the IPO.

Recent Accounting Pronouncements

Recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Note 4 - Accrued Expenses

Accrued expenses consist of:

	As of	As of
	September 30, 2015	December 31, 2014
Lab services	$113,335	$64,768
Professional fees	21,572	173,829
Consultant fees	2,500	52,000
Interest	16,070	10,804
Expense reimbursement	-	4,000
Total accrued expenses	$153,477	$305,401

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 5 - Commitments and Contingencies

Litigations, Claims and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters that are included in the condensed financial statements as of September 30, 2015.

Operating Lease

In February 2015, the Company entered into a lease agreement for a new and expanded laboratory. The laboratory space is leased on a month-to-month basis and is part of a shared facility in Menlo Park, California.

Rent expense was $30,904 and $5,400 for the three months ended September 30, 2015 and 2014, respectively. Rent expense was $76,646 and $16,200 for the nine months ended September 30, 2015 and 2014, respectively. The Company terminated the lease for its former lab space effective March 31, 2015.

Note 6 - Stockholders’ Equity

Authorized Capital

In January 2015, the Company completed its IPO on the TSX Venture Exchange. The Company sold 11,250,000 units at a price of $1.00 per unit, providing gross proceeds of $11,250,000. Concurrently with the IPO, the Company completed a previously-subscribed private placement of an additional 2,700,000 units for gross proceeds of $2,700,000, resulting in total gross proceeds of $13,950,000. After deducting the offering expenses, the Company received net proceeds of $12,953,484. All units consist of one share of the Company’s common stock and one-half of one common stock purchase warrant.  In the aggregate, a total of 13,950,000 shares of common stock and 6,975,000 warrants to purchase common stock were issued in connection with the IPO and concurrent private placement. Each whole warrant is exercisable to acquire one share of the Company’s common stock at a price of $2.00 per share at any time up to January 6, 2017, subject to the Company’s right to accelerate the expiration time of the warrants if at any time the volume-weighted average trading price of its common stock is equal to or exceeds $3.00 per share for twenty (20) consecutive trading days.

In January 2015, the Company amended its Certificate of Incorporation to increase the total number of authorized shares of common stock. Following the amendment, the Company has authorized the issuance and sale of up to 80,000,000 shares of stock, consisting of 75,000,000 shares of common stock having a par value of $0.001 and 5,000,000 shares of Preferred Stock having a par value of $0.001 per share. As of September 30, 2015, there were no shares of Preferred Stock outstanding and there were no declared but unpaid dividends or undeclared dividend arrearages on any shares of the Company’s capital stock.

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

Stock Options

The Company has one incentive stock plan, the 2011 Plan, and has granted stock options to employees, non-employee directors and consultants from the 2011 Plan. Options granted under the Plan may be Incentive Stock Options or Non-statutory Stock Options, as determined by the Administrator at the time of grant. At September 30, 2015, 3,525,134 shares of the Company’s common stock were available for future issuance under the 2011 Plan.

During the year ended December 31, 2014, the Company granted an option to purchase 127,532 shares of common stock which contained performance vesting conditions that include (i) the optionee’s continuous service and (ii) completion of the Company’s initial public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended. The performance conditions related to the IPO were met during the quarter ended March 31, 2015 and the options were valued. The options had an exercise price of $0.26, a fair value of $0.87 and the Company recognized an expense of $53,037 in the nine months ended September 30, 2015.

During July 2015, the Company issued stock options to employees and consultants exercisable for an aggregate of 318,124 shares at an exercise price of $1.00 per share. These stock options are subject to vesting over four years, have terms of ten years and have an aggregate grant date fair value of $233,550.

The Company recorded $94,389 and $17,262 of stock based compensation expense in the three months ended September 30, 2015 and 2014, respectively. The Company recorded $310,594 and $239,760 of stock based compensation expense in the nine months ended September 30, 2015 and 2014, respectively.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 - Stockholders’ Equity (continued)

Stock Options (continued)

The following table represents stock option activity for the nine months ended September 30, 2015:

			Weighted Average				Aggregate
	Stock Options		Exercise Price		Fair Value	Contractual	Intrinsic
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Value
Balance – December 31, 2014	2,609,811	459,437	$0.38	$0.17	$0.17	9.57	$-
Granted	1,104,820	786,696	1.00	1.00	0.38	3.37	-
Exercised	(55,548)	(55,548)	-	-	-	-	-
Cancelled	-	-	-	-	-	-	-
Balance – September 30, 2015	3,659,083	1,584,567	$0.66	$0.32	$0.32	7.29	$1,801,898

The granted balances in the table above includes 786,696 options granted to the agents that took part in the IPO (See “Agent’s Compensation Options” below), all other options were granted to employees and consultants.

The following table summarizes information on stock options outstanding and exercisable as of September 30, 2015:

		Weighted	Weighted		Weighted
Exercise	Number	Average Remaining	Average	Number	Average
Price	Outstanding	Contractual Term	Exercise Price	Exercisable	Exercise Price

$0.05	72,876	6.51 years	$0.05	66,802	$0.05
$0.26	1,061,248	8.53 years	$0.26	682,450	$0.26
$0.73	1,475,687	9.13 years	$0.73	104,167	$0.73
$1.00	1,049,272	3.51 years	$1.00	731,148	$1.00
Totals	3,659,083			1,584,567

The 1,049,272 options with an exercise price of $1.00 includes 318,124 stock options granted to employees and consultants and 731,148 unit options granted to the agents that took part in the IPO (See “Agent’s Compensation Options” below).

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

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 - Stockholders’ Equity (continued)

During the nine months ended September 30, 2015, a total of 55,548 Compensation Options were exercised for cash proceeds of $55,548.

Warrants

During the nine months ended September 30, 2015, the Company issued warrants to purchase an aggregate of 7,002,774 shares of common stock in conjunction with the issuance of units sold in the IPO and concurrent private placement, and upon the exercise of agent’s compensation options. The warrants are exercisable through January 6, 2017 at a price of $2.00 per share. The warrants are subject to the Company’s right to accelerate the expiration time of the warrants if at any time the volume-weighted average trading price of its common stock is equal to or exceeds $3.00 per share for twenty (20) consecutive trading days.

As of September 30, 2015, the Company has warrants outstanding and exercisable to purchase a total of 7,936,391 shares of common stock. Such warrants have a weighted average exercise price of $1.80, a weighted average remaining contractual life of 2.05 years and an aggregate intrinsic value of $814,507.

Note 7 - Related Party Transactions

Two of the Company’s Directors provide consulting services to the Company pursuant to agreements that provide for annual compensation of $42,000 each. Each agreement provides for an annual service term and can be extended by mutual consent of both parties. The service terms under the agreements expired in September 2015 and November 2015, respectively, and the Company is in the process of negotiating extended agreements with both parties. During the three months ended September 30, 2015 and 2014, the Company recognized aggregate expenses of $21,000 and $21,250 for consulting fees paid to the Directors. During the nine months ended September 30, 2015 and 2014, the Company recognized aggregate expenses of $63,000 and $43,417 for consulting fees paid to the Directors. As of September 30, 2015 and December 31, 2014, no amounts were owed to either Director.

Note 8 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date on which the financial statements were issued require adjustment or disclosure in the accompanying financial statements. Based upon the evaluation, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, except as disclosed.

During November 2015, the Company granted 95,000 stock options to employees with an exercise price of $1.17. These stock options are subject to vesting over four years and have a term of ten years.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). All references to the third quarter and first nine months of 2015 and 2014 are to the three and the nine month periods ended September 30, 2015 and September 30, 2014, respectively. Unless the context otherwise requires, “CohBar,” “we,” “us” and “our” refer to CohBar, Inc.

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

Since our formation in 2007, we have in-licensed key intellectual property from our founders’ affiliated academic institutions, developed methods for identifying new MDPs, studied various MDPs in both in vitro and in vivo models and identified a number of MDPs with potential therapeutic value for the treatment of diabetes, cancer, Alzheimer’s disease, atherosclerosis and other diseases. Based on our evaluation of MDPs currently in our research pipeline we are actively engaged in research of four families of MDPs for potential advancement into MBT drug candidate programs.

We seek to identify and advance research on MDPs with superior potential for yielding an MBT drug candidate, and ultimately a drug, for which we have a strong intellectual property position. We are the exclusive licensee from the Regents of the University of California and the Albert Einstein College of Medicine to four issued U.S. patents and four U.S. and international patent applications. Our licensed patents and patent applications are directed to compositions of MDPs and their MDP analogs and methods of their use in the treatment of indicated diseases.

Since inception, we have incurred significant operating losses. Our net losses were $2,728,050 and $1,324,599 for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, we had an accumulated deficit of $7,184,377. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase significantly as we commence pre-clinical development activities for any of our research peptides, continue research and discovery efforts on our MBTs, expand and protect our intellectual property portfolio, and hire additional development and scientific personnel.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our product candidates, which include:

●	employee-related expenses including salaries, benefits, and stock-based compensation expense;

●	expenses incurred under agreements with third parties, including contract research organizations, or CROs, that conduct research and development and pre-clinical activities on our behalf;
●	costs associated with consultants who provide scientific expertise to augment our research and development activities;
●	the cost of laboratory equipment, supplies and manufacturing MBT test materials; and

●	depreciation and other personnel-related costs associated with research and product development.

Depending on factors of capability, cost, efficiency and intellectual property rights we conduct our research programs at our laboratory facility, with CROs or at academic institutions. We expense all research and development expenses as incurred. We hired additional laboratory personnel including experienced scientists and staff during 2015 and anticipate additional hiring during the remainder of the year and into 2016. We expect the increase in our headcount will enable us to enhance our research and development efforts focused on discovering, evaluating and optimizing our MDPs as potential MBT drug candidates. Accordingly, with our ongoing activities we expect our research and development expenses to increase in the year ending December 31, 2015.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. Other significant costs include legal fees relating to patent and corporate matters and fees for accounting and consulting services. Additionally, we incur costs associated with being a public company including expenses related to services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, insurance and investor relations, marketing and communications costs. We anticipate our general and administrative expenses will increase in the fourth quarter when compared to the prior year period.

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	For The Three Months Ended September 30,		Change
	2015	2014	$	%
Operating expenses:
Research and development	$547,029	$159,883	$387,146	242%
General and administrative	531,841	246,182	285,659	116%
Total operating expenses	$1,078,870	$406,065	$672,805	166%

Comparison of Three Months Ended September 30, 2015 and 2014

Research and development expenses were $547,029 in the three months ended September 30, 2015 compared to $159,883 in the prior year period, a $387,146 increase, or 242%. The increase in research and development expenses was due to a $217,670 increase in wages, benefits and stock based compensation primarily associated with the timing in the hiring of our Chief Scientific Officer and Vice President of Biology, a $141,650 increase in preclinical studies related to our efforts to develop optimized MBT candidates and a $28,815 increase in rent expense related to our new and expanded lab space.  The increase in the research and development expenses in the three months ended September 30, 2015 as compared to the prior year quarter was partially offset by the $14,000 decrease in costs associated with research performed under arrangements with the Alzheimer’s Drug Discovery Foundation, which was completed in 2014.  We expect research and development expenses to increase in the coming quarters as we continue to invest in resources for the discovery, evaluation and optimization of our MDPs as potential MBT drug candidates.

General and administrative expenses were $531,841 in the three months ended September 30, 2015 compared to $246,182 in the prior year period, a $285,659 increase, or 116%. The increase in general and administrative expenses was due to a $114,712 increase in expenses related to being a publicly traded company including compliance costs (quarterly reviews, filing and listing fees, legal compliance, etc.), marketing and investor relations, all of which we did not incur in the prior year, a $70,995 increase in legal fees as we incurred the cost associated with protecting our intellectual property, a $56,373 increase in wages, benefits and stock based compensation primarily due to the accrual for an annual bonus earned but not paid as of the current quarter-end date and a $41,326 increase in outside services as we began to incur the costs of recruiting for our Chief Executive Officer in the current year quarter. We expect general and administrative expenses for the year ending December 31, 2015 to be higher in comparison to prior years as we continue to incur costs associated with being a public company.

	For The Nine Months Ended September 30,		Change
	2015	2014	$	%
Operating expenses:
Research and development	$1,257,075	$405,215	$851,860	210%
General and administrative	1,467,759	914,399	553,360	61%
Total operating expenses	$2,724,834	$1,319,614	$1,405,220	106%

Comparison of Nine Months Ended September 30, 2015 and 2014

Research and development expenses were $1,257,075 in the nine months ended September 30, 2015 compared to $405,215 in the prior year period, an $851,860 increase, or 210%. The increase in research and development expenses was due to a $445,458 increase in wages, benefits and stock based compensation primarily associated with the timing of the hiring of our Chief Scientific Officer and Vice President of Biology, a $323,793 increase in preclinical studies related to our efforts to develop optimized MBT candidates, and the $74,159 increase in rent expense related to our new and expanded lab space.  The increase in the research and development expenses in the nine months ended September 30, 2015 as compared to the prior year period was partially offset by the $112,167 decrease in costs associated with research performed under arrangements with the Alzheimer’s Drug Discovery Foundation and the reversal of an accrual in the amount of $49,500 related to an SAB member’s past due fees which was re-negotiated.

General and administrative expenses were $1,467,759 in the nine months ended September 30, 2015 compared to $914,399 in the prior year period, a $553,360 increase, or 61%. The increase in general and administrative expenses was due to (i) a $424,888 increase in expenses related to being a publicly traded company including compliance costs (audit and review fees, filing and listing fees, legal compliance, annual meeting costs, etc.), marketing and investor relations, all of which we did not incur in the prior year period and (ii) the $109,222 increase in legal fees as we incurred the costs associated with protecting our intellectual property.

Liquidity and Capital Resources

As of September 30, 2015 we had $5,499,507 in cash and cash equivalents and $5,745,024 in short-term investments. We maintain our cash in a checking and savings account on deposit with a financial institution located in the United States. In February 2015 our Board of Directors adopted an investment policy pursuant to which we maintain a portfolio of short-term highly liquid securities. As of September 30, 2015, our investments consisted of U.S. Treasury Bills and Certificates of Deposit.

In January 2015 we received $11,250,000 of gross proceeds in our IPO and $2,700,000 in gross proceeds from our concurrent private placement. With the cash and investments on hand as of September 30, 2015 we believe that we have sufficient capital to meet our operating expenses and working capital needs into the early part of 2017, at which time additional capital will be required. However, if unanticipated difficulties arise we may be required to raise additional capital to support our operations sooner, or curtail our research and development activities until such time as additional capital becomes available. There is no assurance that additional financing will be available when needed or that we will be able to obtain such financing on reasonable terms. We do not expect to generate revenue in the near future and there is no assurance that we will ever generate positive operating cash flow or become profitable.

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2015 and 2014 was $2,683,523 and $719,393, respectively.  The cash used in operations  for the nine months ended September 30, 2015 was primarily due to our net loss of $2,728,050. Cash used in operations of $719,393 for the nine months ended September 30, 2014 was primarily due to our net loss of $1,324,599, partially offset by the $239,760 increase in stock based compensation costs primarily due to the $170,027 valuation of a warrant granted during the period, the $189,542 increase in accrued expenses due to the timing of receipt of vendor invoices and the $122,140 decrease in restricted cash associated with the grants from the Alzheimer’s Drug Discovery Foundation.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 was $5,984,683. The cash used in investing activities in the nine months ended September 30, 2015 was primarily due to purchases of U.S. Treasury Bills and Certificates of Deposit totaling $9,241,024 and investment in the purchase of property and equipment totaling $220,266 as we built out and equipped our lab during the nine month period ended September 30, 2015. Cash used investing activities was offset by the proceeds from the redemptions of short term investments of $3,496,000. There was no cash used in investing activities during the nine months ended September 30, 2014.

Cash Flows from Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2015 and 2014 was $12,973,221 and $2,393,066 respectively. Cash provided by financing activities in the nine months ended September 30, 2015 was primarily due to the completion of our IPO. We sold 11,250,000 units in the IPO at a price of $1.00 per unit, providing net proceeds of $10,253,484, net of agents’ commissions and expenses. Concurrently with the IPO, we also completed a previously-subscribed private placement of an additional 2,700,000 units for gross proceeds of $2,700,000. Cash provided by financing activities in the nine months ended September 30, 2014 consisted of $2,540,079 in net proceeds from the issuance of Series B Preferred Stock which was partially offset by $247,013 in deferred offering costs associated with our IPO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three month period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We may from time to time be party to litigation and subject to claims incident to the ordinary course of business. As we grow and gain prominence in the marketplace we may become party to litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows or financial position. We are not currently a party to any legal proceedings.

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds

None.

Use of Proceeds from Registered Securities

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on December 16, 2014 pursuant to Rule 424(b). During the three months ended September 30, 2015, we have used proceeds from our IPO for research and development, working capital and general corporate purposes as described herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on.

COHBAR, INC.

Date: November 16, 2015	By:	/s/ Jeffrey F. Biunno
Jeffrey F. Biunno
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

