Form 10-K
period 2015-12-31
CohBar, Inc.
filed 2016-03-30
CIK 1522602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

(650) 446-7888

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common equity held by non-affiliates as of June 30, 2015 was $18,269,788, based upon the closing price of the Registrant's common stock as quoted on TSX Venture Exchange on such date. As of March 21, 2016 the registrant had outstanding 32,337,541 shares of common stock.

Documents Incorporated by Reference

The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for its 2016 Annual Meeting of Shareholders.

COHBAR, INC.

2015 FORM 10-K ANNUAL REPORT

PART I

Forward-Looking Statements

This report, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on our current expectations, estimates, forecasts, and projections about our business, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “may”, “will” “should”, “could”, “anticipate”, “believe”, “expect”, “intend”, “plan”, “potential”, “continue” and similar expressions are intended to identify these forward looking statements. Examples of such forward-looking statements include:

●	statements regarding anticipated outcomes of our research into mitochondrial-derived peptides (MDPs), and pre-clinical and clinical trials for our mitochondria-based therapeutics (MBTs);

●	expectations regarding the future market for any drug we may develop;

●	statements regarding the anticipated therapeutic properties of MBT drug development candidates;

●	expectations regarding our ability to effectively protect our intellectual property; and

●	expectations regarding our ability to attract and retain qualified employees and key personnel.

These statements reflect our current beliefs and are based on information currently available to us. Forward-looking statements involve significant risks and uncertainties, including without limitation, those listed in the “Risk Factors” section. A number of factors could cause actual results to differ materially from the results discussed in the forward-looking statements including, but not limited to, changes in general economic and market conditions and the risk factors disclosed under “Risk Factors”. Although the forward-looking statements contained in this report are based upon what we believe to be reasonable assumptions, we cannot assure you that actual results will be consistent with these forward-looking statements. Investors should not place undue reliance on forward-looking statements. These forward-looking statements are made as of the date hereof and we assume no obligation to update or revise them to reflect new events or circumstances, except as required by applicable law.

Item 1. Business

OVERVIEW

CohBar, Inc. (“CohBar,” “we,” “us,” “our” or the “Company”) is a leader in the research and development of mitochondria-based therapeutics (MBTs), an emerging class of drugs with potential for the treatment of diseases associated with aging. MBTs originate from the discovery by our founders of a novel group of peptides encoded within the genome of mitochondria, the powerhouses of the cell. Our ongoing development of mitochondrial-derived peptides (MDPs) into MBTs offers the potential to address a broad range of diseases including type 2 diabetes, cancer, atherosclerosis and neurodegenerative disorders.

Our scientific leadership is centered around the expertise of our founders, Dr. Pinchas Cohen, Dean of the Davis School of Gerontology at the University of Southern California, and Dr. Nir Barzilai, Professor of Genetics and Director of the Institute for Aging Research at the Albert Einstein College of Medicine, and is augmented by our co-founders, Dr. David Sinclair, Professor of Genetics at Harvard Medical School, and Dr. John Amatruda, former Senior Vice President and Franchise Head for Diabetes and Obesity at Merck Research Laboratories. CohBar’s Chief Scientific Officer is Dr. Kenneth Cundy, former Chief Scientific Officer at Xenoport, Inc. and Senior Director of Biopharmaceutics at Gilead Sciences, Inc.

Our founders and co-founders are widely considered to be scientific experts and thought leaders at the intersection of cellular and mitochondrial genetics and biology, the biology of aging, metabolism, and drug discovery, development and commercialization. The scientific research in the areas of mitochondrial genomics and biology, age-related diseases, longevity, and metabolism underlying our founder’s discoveries and our intellectual property portfolio was conducted by Drs. Cohen and Barzilai and their academic collaborators with the support of research grants aggregating over $30 million awarded to their respective academic institutions since 2001 by the National Institutes of Health, private foundations, and other grant-funding organizations. The multi-disciplinary expertise of our scientific leaders, and their investigations into and knowledge of age-related diseases, has enabled and focused our Company’s research efforts on the mitochondrial genome and its potential to yield peptides, which are biological molecules composed of a chain of bonded amino acids, for therapeutic advancement.

Mitochondria are components within the cell that convert nutrients into a form of energy that cells can use, and regulate cell growth and death in response to signals received from the cell. They are the only cell components, other than the nucleus, that have their own genome. The mitochondrial genome has been left relatively unexplored as a focus of drug discovery efforts and, until recently, scientists believed that it was relatively limited containing only 37 genes as compared to the nuclear genome, which is estimated to contain upwards of 20,000 genes. Research by our founders and their academic collaborators has revealed that the mitochondrial genome has dozens of previously undiscovered potential genes that encode peptides, only several of which have been characterized to date. We refer to these as mitochondrial-derived peptides (MDPs). These peptides influence cellular activities by acting as hormones, or messengers between cells, triggering intra-cellular changes that affect cell growth and differentiation and play a role in metabolism.

MDPs represent a diverse and largely unexplored collection of peptides, which we believe have the potential to lead to novel mitochondria-based therapeutics (MBTs) for a number of diseases with significant unmet medical needs. We believe that CohBar is a first mover in exploring the mitochondrial genome to identify MDPs with the potential to be developed into transformative medicines, and that the depth of our scientific expertise, together with our intellectual property portfolio, will enable us to sustain this competitive advantage. By augmenting our scientific leadership and MDP discoveries with drug discovery and development expertise and capabilities, we believe we can identify and develop MBT candidates that harness the MDP’s cell-signaling mechanisms to unlock the therapeutic potential of this collection of peptides.

We are the exclusive licensee from the Regents of the University of California and the Albert Einstein College of Medicine of four issued U.S. patents, three U.S. patent applications and several related international patent applications in various international jurisdictions. Our licensed patents and patent applications include claims that are directed to compositions comprising MDPs and their analogs and/or methods of their use in the treatment of indicated diseases. See “Business – Patents and Intellectual Property”.

During 2015 we transitioned from our former lab in Pasadena, California to a new and expanded laboratory facility in Menlo Park, California. The new laboratory facility enabled us to expand our internal research and development capabilities. Our new location in Silicon Valley provides us with access to a large and experienced talent pool of scientific and laboratory personnel as we continue to grow our drug discovery and development operations.

We were formed as a limited liability company in the state of Delaware in 2007, and we incorporated in Delaware in 2009. We completed our initial public offering of common stock in January 2015.

BUSINESS STRATEGY

We aim to build a multi-product company based on our expertise in MDP biology and therapeutic drug development that, independently or together with strategic partners, discovers, develops and commercializes first and best-in-class medicines to treat a wide variety of diseases with significant unmet medical needs. Key elements of our strategy include:

●	advancing our founder’s MDP discoveries through the research and development of our lead programs;

●	continuing to leverage our expertise in mitochondrial biology discovery to identify new MDPs and expand our pipeline of research peptides;

●	expanding our intellectual property portfolio relevant to mitochondria-based therapeutics (MBTs);

●	supplementing and supporting our founders’ expertise and efforts by continuing to build our own internal capability with additional scientific leadership, staff and facilities;

●	leveraging relationships with academic partners and contract research organizations (CROs) to advance our research programs; and

●	developing strategic partnerships with larger pharmaceutical companies and other organizations to support our research programs and future development and commercialization efforts.

Our Lead Peptides

Our research efforts to date have focused on discovering and evaluating our MDPs for potential development as MBT drug candidates. We seek to identify and advance research on MDPs with superior potential for yielding a drug candidate, and ultimately a drug, for which we have a strong intellectual property position. We also seek to take advantage of efficiencies that may be gained should a MBT drug candidate based on a single peptide prove effective for multiple indications. Based on our ongoing evaluation of MDPs currently in our research pipeline we are actively engaged in research on four MDPs for potential advancement into MBT drug candidate programs. We believe that the success of one of these possible MBT candidate programs, and further future development into a clinically effective therapeutic drug, while uncertain, could potentially address significant unmet medical needs.

MOTS-c

MOTS-c is an MDP discovered in 2012 by our founders and their academic collaborators. Research in cells and animal models indicates that MOTS-c plays a significant role in the regulation of metabolism and we believe a MOTS-c analog may have therapeutic potential for type 2 diabetes mellitus, as well as other diseases, such as obesity, fatty liver and certain cancers. Certain of these studies were subjected to peer review and published in an article entitled “The Mitochondrial-Derived Peptide, MOTS-c, Promotes Metabolic Homeostasis and Reduces Obesity and Insulin Resistance,” which appeared in the March 3, 2015 edition of the journal Cell Metabolism. We are advancing research on MOTS-c and its analogs as our lead program.

SHLP-6

Our academic collaborators have discovered several other MDPs with similar mitochondrial origin to the first discovered MDP, humanin; we refer to these as small humanin-like peptides, or SHLPs. Of these peptides, our investigational research of SHLP-6 and its potential for the treatment of cancer is the most advanced. In cancer treatment models conducted both in cell culture and in mice, SHLP-6 demonstrated suppression of cancer progression via a dual mechanism involving suppression of tumor angiogenesis (blood vessel development) as well as induction of apoptosis (cancer cell death). We consider SHLP-6 as our leading research peptide for the potential treatment of cancer and plan to advance our research on optimization of SHLP-6 as an MBT candidate.

SHLP-2 and Humanin

Humanin, the first MDP to be discovered, demonstrated protective effects in various animal models of age-related diseases, including Alzheimer’s disease, atherosclerosis, myocardial and cerebral ischemia and type 2 diabetes. Humanin levels in humans have been shown to decline with age, and elevated levels of humanin together with lower incidence of age-related diseases have been observed in centenarians as well as their offspring.

We also have evidence that another of our MDPs, SHLP-2, as well as certain of our humanin analogs, may be useful in the treatment of Alzheimer’s disease. In vitro experiments have shown SHLP-2 and these humanin analogs to have protective effects against neuronal toxicity, and have demonstrated that SHLP-2 and the humanin analogs may be transported through the blood-brain barrier. We consider SHLP-2, humanin and humanin analogs of potential interest for the development of MBT treatments for neurodegenerative diseases such as Alzheimer’s disease.

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

COMPETITION

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our scientific knowledge, technology, and development experience provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Competition may occur at any stage of research, development and commercialization. For example, a competitor may be granted a patent with a priority date preceding ours or may produce a compound that shows greater efficacy or better safety than ours during development studies. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

Many of our competitors may have significantly greater financial resources and capabilities for research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, in establishing clinical trial sites and patient registration for clinical trials, and in acquiring technologies complementary to, or necessary for, our programs. Small or early-stage companies may also prove to be significant competitors, particularly during the research phase, either directly or through collaborative arrangements with large and established companies.

The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price and the availability of reimbursement from government and other third-party payers.

Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of products which are generic or are otherwise less expensive to provide.

There are numerous therapies currently marketed to treat diabetes, cancer and Alzheimer’s disease. These therapies are varied in their design, therapeutic application and mechanism of action and may provide significant competition for any of our product candidates for which we obtain market approval. New products or therapies may also become available that provide efficacy, safety, convenience and other benefits that are not provided by currently marketed products and therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain market approval.

If MOTS-c or analogs of MOTS-c are developed and approved for treatment of patients with diabetes, it would compete with several classes of drugs for type 2 diabetes that are approved to improve glucose control, including sulfonylureas, glinides, PPAR gamma agonists, biguanides, alpha glucosidase inhibitors, DPP IV inhibitors, GLP1 agonists, SGLT2 inhibitors, bromocriptine and insulin. Insulin sensitizing agents approved to treat type 2 diabetes are the PPAR gamma agonists pioglitazone and rosiglitazone. These agents are not generic, are oral once-daily pills and are effective in lowering glucose and A1C. Metformin is also sometimes called an insulin sensitizer. It is available as a generic and comes in a once-daily formulation. Drugs approved for obesity may also be used to treat type 2 diabetes. In addition there are several investigational drugs being studied to treat type 2 diabetes and if these investigational therapies were approved they would also compete with a MOTS-c MBT.

If SHLP-6 (or MOTS-c) or an analog of either MDP is developed and approved as an MBT treatment for patients with cancer, it would compete with all approved therapies for the cancer it is approved to treat. Since the specific cancer that these investigational therapies might be approved to treat is unknown, they would theoretically compete with any pharmaceutical agent that is approved to treat cancer. In addition, there are several investigational drugs being studied to treat cancer, and if these investigational therapies were approved, they would also compete with SHLP-6 and MOTS-c.

If SHLP-2 (or humanin) or an analog of either MDP is developed and approved as an MBT treatment for patients with Alzheimer’s disease, it would compete with all approved therapies to treat Alzheimer’s disease including donepezil (Aricept), galantamine (Razadyne), memantine (Namenda), rivastigmine (Exelon) and tacrine (Cognex). In addition, there are several investigational drugs being studied to treat Alzheimer’s that, if approved, would also compete with SHLP-2 or humanin.

FINANCING

Our business strategy and plans for research and development of our MDPs and MBT candidates includes periodic infusion of new capital to our company. We may seek to obtain funding for our business through partnership agreements with pharmaceutical and biotechnology companies or through the issuance and sale of our equity securities in capital raising transactions.

EMPLOYEES

As of March 28, 2016 we had 11 employees, all of whom were full-time. In addition to our employees, each of our founders serves as a consultant to the Company and consults directly with our employees and scientific staff to advance our research programs. Each of Drs. Cohen, Barzilai, Amatruda and Sinclair provide consulting services in the areas of peptide research, genetics, aging and age related diseases, drug discovery, development and commercialization and other areas relevant to our business pursuant to consulting agreements that provide for annual service terms. Additionally, from time to time we engage other subject-matter experts on a consulting basis in specific areas of our research and development efforts. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

RESEARCH AND DEVELOPMENT

Research and development activities are central to our business model. Our research programs include activities related to discovery of MDPs, investigational research to evaluate the therapeutic potential of certain discovered MDPs and engineering analogs of certain discovered MDPs to improve their characteristics as potential MBT drug development candidates. Depending on factors of capability, cost, efficiency and intellectual property rights we conduct our research programs independently at our laboratory facility, pursuant to contractual arrangements with CROs or under collaborative arrangements with academic institutions. Research and development expenses for the years ended December 31, 2015 and 2014 were $1,966,221 and $579,474, respectively.

INTELLECTUAL PROPERTY

Patents

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our novel biological discoveries and therapeutic methods, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. Our policy is generally to seek patent protection in the United States and in those international jurisdictions we identify as holding significant potential market opportunity for any drug we may develop and in which patent protection is available. We also rely on trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position.

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

Individual patents extend for varying periods of time depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued from applications filed in the United States are effective for twenty years from the earliest non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, however, the restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed fourteen years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also twenty years from the earliest international filing date. We currently have exclusive license rights to four issued patents that will expire starting in 2028.

A summary of our patent estate as it relates to our lead research peptides appears below:

Therapeutic Activities / Method of Use Claims
	Granted / Filed	Composition Claims	Type 1 Diabetes	Type 2 Diabetes	Obesity	Fatty Liver	Cancer	Alzheimer’s	Atherosclerosis
MOTS-c	Filed	✓	✓	✓	✓	✓	✓

SHLP-6	Filed	✓					✓

SHLP-2	Granted	✓	✓	✓				✓

Humanin Analogs	Granted	✓		✓				✓

Humanin Analogs	Two Granted		✓

Humanin and Humanin Analogs	Filed								✓

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

MOTS-c Patent Coverage

We are the exclusive licensee from the Regents of the University of California (the “Regents”) to intellectual property rights related MOTS-c, including one patent application filed in the United States (U.S. Application No. 14/213,617) and corresponding foreign applications filed in multiple countries and regions. Both applications include composition of matter claims directed to MOTS-c and analogs of MOTS-c, as well as methods of use claims for MOTS-c or analogs of MOTS-c as a treatment for type 1diabetes, type 2 diabetes, fatty liver, obesity and cancer.

SHLP-2 and SHLP-6 Patent Coverage

We are the exclusive licensee from the Regents to intellectual property for SHLP-2 and SHLP-6 and their analogs. This intellectual property includes the following issued and pending patents:

●	U.S. Patent No. 8,637,470, issued on January 28, 2014, with composition of matter claims directed to SHLP-2 and analogs with therapeutic activity for treating Alzheimer’s disease and types 1 and 2 diabetes.

●	A divisional patent application in the United States for SHLP-6 (U.S. Application No. 14/134,430), with claims directed at the SHLP-6 composition of matter, and methods of use in treating cancer.

We are pursuing intellectual property protection related to analogs of these peptides.

Humanin and Humanin Analogs Patent Coverage

We are the exclusive licensee from the Regents and the Albert Einstein College of Medicine of Yeshiva University to the following U.S. patent applications and issued U.S. patents and covering humanin and humanin analogs for treatment of disease.

●	U.S. Patent No. 8,309,525, issued on November 13, 2012, with claims covering pharmaceutical compositions of humanin analogs for increasing insulin sensitivity.

●	U.S. Patent No. 7,998,928, issued on August 16, 2011, with claims directed to methods of using a humanin analog to treat type 1 diabetes.

●	U.S. Patent No. 8,653,027 issued on February 18, 2014 as a continuation of U.S. Patent 7,998,928, with claims directed to methods of using an additional humanin analog to treat type 1 diabetes.

●	U.S. Patent Application No. 13/526,309 (pending), with claims directed to methods of using humanin or a humanin analog to treat atherosclerosis.

Trade Secrets

In addition to patents, we rely upon unpatented trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees and consultants and invention assignment agreements with our employees. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Trademarks

Our application for registration of the trademark COHBARTM in the United States was published on January 20, 2015. The USPTO issued a Notice of Allowance of our trademark application on March 20, 2015.

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

We agreed to pay the Regents specified development milestone payments aggregating up to $765,000 for the first product sold under the license. Milestone payments for additional products developed and sold under the license are reduced by 50%. We are also required to pay annual maintenance fees to the licensors. Aggregate maintenance fees for the first three years following execution of the agreement are $7,500. Thereafter, we are required to pay maintenance fees of $5,000 annually until the first sale of a licensed product. In addition, we are required to pay the Regents royalties equal to 2% of our worldwide net sales of drugs, therapies or other products developed from claims covered by the licensed patent, subject to a minimum royalty payment of $75,000 annually, beginning after the first commercial sale of a licensed product. We are required to pay the Regents royalties ranging from 8% of worldwide sublicense sales of covered products (if the sublicense is entered after commencement of phase II clinical trials) to 12% of worldwide sublicense sales (if the sublicense is entered prior to commencement of phase I clinical trials). The agreement also requires us to meet certain diligence and development milestones, including filing of an Investigational New Drug (IND) Application for a product covered by the agreement on or before the seventh anniversary of the agreement date.

Under the agreement, the license rights granted to us are subject to any rights the U.S. Government may have in such licensed rights due to its sponsorship of research that led to the creation of the licensed rights. The agreement also provides that if the Regents become aware of a third-party’s interest in exploiting the licensed technologies in a field that we are not actively pursuing, then we may be obligated either to issue a sublicense for use in the unexploited field to the third-party on substantially similar terms or to actively pursue the unexploited field subject to appropriate diligence milestones. The agreement terminates upon the expiration of the last valid claim of the licensed patent rights. We may terminate the agreement at any time by giving the Regents advance written notice. The agreement may also be terminated by the Regents in the event of our continuing material breach after notice of such breach and the opportunity to cure.

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

Under the agreement, the license rights granted to us are subject to any rights the U.S. Government may have in such licensed rights due to its sponsorship of research that led to the creation of the licensed rights. The agreement terminates upon the expiration of the last valid claim of the licensed patent rights. We may terminate the agreement at any time by giving the Regents advance written notice. The agreement may also be terminated by the Regents in the event of our continuing material breach after notice of such breach and the opportunity to cure.

ENVIRONMENTAL AND OTHER REGULATORY MATTERS

Government Regulation

The pre-clinical studies and clinical testing, manufacture, labeling, storage, record keeping, advertising, promotion, export, marketing and sales, among other things, of our therapeutic candidates and future products, are subject to extensive regulation by governmental authorities in the United States and other countries. In the United States, pharmaceutical products are regulated by the Food and Drug Administration (the “FDA”) under the Federal Food, Drug, and Cosmetic Act (the “FDCA”) and other laws. Biologics are subject to regulation by the FDA under the FDCA, the Public Health Service Act, and related regulations, and other federal, state and local statutes and regulations. Biological products include, among other things, viruses, therapeutic serums, vaccines and most protein products. Product development and approval within these regulatory frameworks takes a number of years, and involves the expenditure of substantial resources.

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

In general, new chemical entities are tested in animal models to determine whether the product is reasonably safe for initial human testing. Clinical trials for new products are typically conducted in three sequential phases that may overlap. Phase 1 trials typically involve the initial introduction of the pharmaceutical into healthy human volunteers and focus on testing for safety, dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. In the case of serious or life-threatening diseases, such as cancer, initial Phase 1 trials are often conducted in patients directly, with preliminary exploration of potential efficacy. Phase 2 trials involve clinical trials to evaluate the effectiveness of the drug for a particular indication or indications in patients with the disease or condition under study and to determine the common short-term side effects and risks associated with the drug. Phase 2 trials are typically closely monitored and conducted in a relatively small number of patients, usually involving no more than several hundred subjects. Phase 3 trials are generally expanded, well-controlled clinical trials. They are performed after preliminary evidence suggesting effectiveness of the drug has been obtained, and are intended to gather the additional information about effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling.

In the United States, specific pre-clinical data, chemical data and a proposed clinical study protocol, as described above, must be submitted to the FDA as part of an Investigational New Drug application, or IND, which, unless the FDA objects, will become effective 30 days following receipt by the FDA. Phase 1 trials may commence only after the IND application becomes effective. Following completion of Phase 1 trials, further submissions to regulatory authorities are necessary in relation to Phase 2 and 3 trials to update the existing IND. Authorities may require additional data before allowing the trials to commence and could demand discontinuation of studies at any time if there are significant safety issues. In addition to regulatory review, a clinical trial involving human subjects has to be approved by an independent body. The exact composition and responsibilities of this body differ from country to country. In the United States, for example, each clinical trial is conducted under the auspices of an Institutional Review Board for any institution at which the clinical trial is conducted. This board considers among other factors, the design of the clinical trial, ethical factors, the safety of the human subjects and the possible liability risk for the institution.

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

There can be no assurance that if clinical trials are completed that we or any future collaborative partners will submit an NDA or similar applications outside of the United States for required authorizations to manufacture or market potential products, or that any such applications will be reviewed or approved in a timely manner. Approval of an NDA, if granted at all, can take several months to several years, and the approval process can be affected by a number of factors. Additional studies or clinical trials may be requested during the review and may delay marketing approval and involve unbudgeted costs. Regulatory authorities may conduct inspections of relevant facilities and review manufacturing procedures, operating systems and personnel qualifications. In addition to obtaining approval for each product, in many cases each drug manufacturing facility must be approved. Further, inspections may occur over the life of the product. An inspection of the clinical investigation sites by a competent authority may be required as part of the regulatory approval procedure. As a condition of marketing approval, the regulatory agency may require post-marketing surveillance to monitor adverse effects, or other additional studies as deemed appropriate. After approval for the initial indication, further clinical studies are usually necessary to gain approval for additional indications. The terms of any approval, including labeling content, may be more restrictive than expected and could affect product marketability.

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

Any of our future products approved by the FDA will likely be purchased principally by healthcare providers that typically bill various third-party payers, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the healthcare products and services provided to their patients. The ability of customers to obtain appropriate reimbursement for the products and services they provide is crucial to the success of new drug and biologic products. The availability of reimbursement affects which products customers purchase and the prices they are willing to pay. Reimbursement varies from country to country and can significantly impact the acceptance of new products. Even if we were to develop a promising new product, we may find limited demand for the product unless reimbursement approval is obtained from private and governmental third-party payers.

If the FDA approves any of our future products and reimbursement for those products is approved by any federal or state healthcare programs, then we will be subject to federal and state laws, such as the Federal False Claims Act, state false claims acts, the illegal remuneration provisions of the Social Security Act, and federal and state anti-kickback laws that govern financial and other arrangements among drug manufacturers and developers and the physicians and other practitioners or facilities that purchase or prescribe products. Among other things, these laws prohibit kickbacks, bribes and rebates, as well as other direct and indirect payments that are intended to induce the use or prescription of medical products or services payable by any federal or state healthcare program, and prohibit presenting a false or misleading claim for payment under a federal or state program. Possible sanctions for violation of any of these restrictions or prohibitions include loss of eligibility to participate in federal and state reimbursement programs and civil and criminal penalties. If we fail to comply, even inadvertently, with any of these requirements, we could be required to alter our operations, enter into corporate integrity, deferred prosecution or similar agreements with state or federal government agencies, and could become subject to significant civil and criminal penalties.

AVAILABLE INFORMATION

Our common stock is listed on the TSX Venture Exchange and trades under the symbol “COB.U.” It also trades in the OTCQX marketplace under the symbol “CWBR.” Our principal executive offices are located at 1455 Adams Drive, Suite 2050, Menlo Park, California 94025, and our telephone number is (650) 446-7888. The internet address of our corporate website is http://www.cohbar.com.

We file annual reports, quarterly reports, current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended. You can inspect and obtain a copy of our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. EST. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC maintains an internet website at http://www.sec.gov where you can access copies of most of our SEC filings.

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

Since our conversion to a Delaware corporation in September 2009 through December 31, 2015, we have accumulated losses of $8,334,537. As of December 31, 2015, we had working capital of $9,797,017 and a stockholders’ equity of $9,812,079. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations and do not expect to generate any revenue from the sale of products in the near future. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. With the cash on hand as of December 31, 2015, the Company believes that it has sufficient capital to meet its operating expenses and working capital needs into the second quarter of 2017. Until we can generate significant revenues, if ever, we expect to satisfy our future cash needs through equity or debt financing. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations. In the event we are not able to continue operations our stockholders will likely suffer a complete loss of their investments in our securities.

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

We are an early-stage company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, in-licensing intellectual property, identifying MDPs for further research and performing research on identified MDPs. We have not generated any revenues to date. All of our MBTs are in the concept or research stage. Moreover, we cannot be certain that our research and development efforts will be successful or, if successful, that our MBTs will ever be approved by the FDA. Typically, it takes 10-12 years to develop one new medicine from the time it is discovered to when it is available for treating patients and longer timeframes are not uncommon. Even if approved, our products may not generate commercial revenues. We have no relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of potential drug candidates either in research, pre-clinical testing or in clinical trials, failure to establish business relationships and competitive disadvantages against other companies. If we fail to become profitable, we may suspend or cease operations.

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

A key element of our strategy is to identify and test MDPs that play a role in cellular processes underlying our targeted disease indications. A significant portion of the research that we are conducting involves emerging scientific knowledge and drug discovery methods. Our drug discovery efforts may not be successful in identifying MBTs that are useful in treating disease. Our research programs may initially show promise in identifying potential drug development candidates, yet fail to yield candidates for pre-clinical and clinical development for a number of reasons, including:

●	the research methodology used may not be successful in identifying appropriate potential drug development candidates; or

●	potential drug development candidates may, on further study, be shown not to be effective in humans, or to have unacceptable toxicities, harmful side effects, or other characteristics that indicate that they are unlikely to be medicines that will receive marketing approval and achieve market acceptance.

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

It will take several years before we are able to develop potentially marketable products, if at all. Our research and development plans will require substantial additional capital to:

●	conduct research, pre-clinical testing and human studies;

●	manufacture any future drug development candidate or product at pilot and commercial scale; and

●	establish and develop quality control, regulatory, and administrative capabilities to support these programs.

Our future operating and capital needs will depend on many factors, including:

●	the pace of scientific progress in our research programs and the magnitude of these programs;

●	the scope and results of pre-clinical testing and human studies;

●	the time and costs involved in obtaining regulatory approvals;

●	the time and costs involved in preparing, filing, prosecuting, securing, maintaining and enforcing intellectual property rights;

●	competing technological and market developments;

●	our ability to establish additional collaborations;

●	changes in any future collaborations;

●	the cost of manufacturing our drug products; and

●	the effectiveness of efforts to commercialize and market our products.

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

We have a material weakness in our internal control over financial reporting. In addition, because of our status as an emerging growth company, our independent registered public accountants are not required to provide an attestation report as to our internal control over financial reporting for the foreseeable future.

We are required to annually assess the effectiveness of our internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley Act”) and to report any material weaknesses in such internal control. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2015, we conducted an evaluation of the effectiveness of the design and operation of our internal control over financial reporting and based on this evaluation we concluded, as of December 31, 2015, that our internal controls over financial reporting were not effective due to a material weakness.  The material weakness relates to our having one employee assigned to positions that involve processing financial information, resulting in a lack of segregation of duties so that all journal entries and account reconciliations are reviewed by someone other than the preparer, heightening the risk of error or fraud. Because of our limited resources we may be unable remediate the identified material weakness in a timely manner, or additional control deficiencies may be identified.  If we are unable to remediate the material weakness, or otherwise maintain effective internal control over financial reporting, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports in a timely manner.

Our independent registered public accounting firm will not be required to attest formally to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012 (“JOBS Act”). We expect to be an “emerging growth company” for up to five years. Accordingly, you will not be able to depend on any attestation concerning our internal control over financial reporting from our independent registered public accountants for the foreseeable future.

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

If any of our future potential drugs in clinical development become the subject of problems, our ability to sustain our development programs will become critically compromised. For example, efficacy or safety concerns may arise, whether or not justified, that could lead to the suspension or termination of our clinical programs. Examples of problems that could arise include, among others:

●	efficacy or safety concerns with the potential drug candidates, even if not justified;

●	failure of agencies to approve a drug candidate and/or requiring additional clinical or non-clinical studies before prior to determining approvability;

●	manufacturing difficulties or concerns;

●	regulatory proceedings subjecting the potential drug candidates to potential recall;

●	publicity affecting doctor prescription or patient use of the potential drugs;

●	pressure from competitive products; or

●	introduction of more effective treatments.

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

All of our potential drug candidates will require extensive additional research and development, including pre-clinical testing and clinical trials, as well as regulatory approvals, before we can market them. We cannot predict if or when any potential drug candidate we intend to develop will be approved for marketing. There are many reasons that we may fail in our efforts to develop our potential drug candidates. These include:

●	the possibility that pre-clinical testing or clinical trials may show that our potential drugs are ineffective and/or cause harmful side effects or toxicities;

●	our potential drugs may prove to be too expensive to manufacture or administer to patients;

●	our potential drugs may fail to receive necessary regulatory approvals from the United States Food and Drug Administration or foreign regulatory authorities in a timely manner, or at all;

●	even if our potential drugs are approved, we may not be able to produce them in commercial quantities or at reasonable costs;

●	even if our potential drugs are approved, they may not achieve commercial acceptance;

●	regulatory or governmental authorities may apply restrictions to any of our potential drugs, which could adversely affect their commercial success; and

●	the proprietary rights of other parties may prevent us or our potential collaborative partners from marketing our potential drugs.

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

We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●	reliance on the third party for regulatory compliance and quality assurance;

●	the possible breach of the manufacturing agreement by the third party;

●	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us; and

●	reliance on the third party for regulatory compliance, quality assurance, and safety and pharmacovigilance reporting.

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

Assuming that we are successful in developing our potential drug candidates and receiving regulatory clearances to market our potential products, our ability to successfully penetrate the market and generate sales of those products may be limited by a number of factors, including the following:

●	if our competitors receive regulatory approvals for and begin marketing similar products in the United States, the European Union, Japan and other territories before we do, greater awareness of their products as compared to ours will cause our competitive position to suffer;

●	information from our competitors or the academic community indicating that current products or new products are more effective or offer compelling other benefits than our future products could impede our market penetration or decrease our future market share; and

●	the pricing and reimbursement environment for our future products, as well as pricing and reimbursement decisions by our competitors and by payers, may have an effect on our revenues.

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

There are numerous therapies currently marketed to treat diabetes, cancer, Alzheimer’s disease and other diseases for which our potential product candidates may be indicated. For example, if we develop an approved treatment for type 2 diabetes, it would compete with several classes of drugs for type 2 diabetes that are approved to improve glucose control. These include the insulin sensitizers pioglitazone (Actos) and rosiglitazone (Avandia), which are administered as oral once daily pills, and metformin, which is sometimes called an insulin sensitizer and is available as a generic once daily formulation. If we develop an approved treatment for Alzheimer’s disease it would compete with approved therapies such as donepezil (Aricept), galantamine (Razadyne), memantine (Namenda), rivastigmine (Exelon) and tacrine (Cognex). These therapies are varied in their design, therapeutic application and mechanism of action and may provide significant competition for any of our product candidates for which we obtain market approval. New products may also become available that provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain market approval. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of existing products which are generic or are otherwise less expensive to provide.

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

We expect to experience significant growth in the scope of our operations, particularly in the areas of research, drug development and regulatory affairs. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and our limited operating history, we may not be able to effectively manage the expected expansion of our operations. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

The use of any of our products in clinical trials may expose us to liability claims, which may cost us significant amounts of money to defend against or pay out, causing our business to suffer.

The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of our products. We do not currently have any drug candidates in clinical trials, however, if any of our drug candidates enter into clinical trials or become marketed products, they could potentially harm people or allegedly harm people, possibly subjecting us to costly and damaging product liability claims. Some of the patients who participate in clinical trials are already ill when they enter a trial or may intentionally or unintentionally fail to meet the exclusion criteria. The waivers we obtain may not be enforceable and may not protect us from liability or the costs of product liability litigation. Although we intend to obtain product liability insurance which we believe is adequate, we are subject to the risk that our insurance will not be sufficient to cover claims. The insurance costs along with the defense or payment of liabilities above the amount of coverage could cost us significant amounts of money and management distraction from other elements of the business, causing our business to suffer.

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

We are the exclusive licensee of patents and patent applications related to our MDPs and expect to own or license patents related to our potential drug candidates. However, neither patents nor patent applications ensure the protection of our intellectual property for a number of reasons, including the following:

●	The United States Supreme Court recently rendered a decision in Molecular Pathology vs. Myriad Genetics, Inc., 133 S.Ct. 2107 (2013) (“Myriad”), in which the court held that naturally occurring DNA segments are products of nature and not patentable as compositions of matter. On March 4, 2014, the U.S. Patent and Trademark Office (“USPTO”) issued guidelines for examination of such claims that, among other things, extended the Myriad decision to any natural product. Since MDPs are natural products isolated from cells, the USPTO guidelines may affect allowability of some of our patent claims that are filed in the USPTO but are not yet issued. Further, while the USPTO guidelines are not binding on the courts, it is likely that as the law of subject matter eligibility continues to develop Myriad will be extended to natural products other than DNA. Thus, our issued U.S. patent claims directed to MDPs as compositions of matter may be vulnerable to challenge by competitors who seek to have our claims rendered invalid. While Myriad and the USPTO guidelines described above will affect our patents only in the United States, there is no certainty that similar laws or regulations will not be adopted in other jurisdictions.

●	Competitors may interfere with our patenting process in a variety of ways. Competitors may claim that they invented the claimed invention prior to us. Competitors may also claim that we are infringing their patents and restrict our freedom to operate. Competitors may also contest our patents and patent applications, if issued, by showing in various patent offices that, among other reasons, the patented subject matter was not original, was not novel or was obvious. In litigation, a competitor could claim that our patents and patent applications are not valid or enforceable for a number of reasons. If a court agrees, we would lose some or all of our patent protection.

●	As a company, we have no meaningful experience with competitors interfering with our patents or patent applications. In order to enforce our intellectual property, we may need to file a lawsuit against a competitor. Enforcing our intellectual property in a lawsuit can take significant time and money. We may not have the resources to enforce our intellectual property if a third party infringes an issued patent claim. Infringement lawsuits may require significant time and money resources. If we do not have such resources, the licensor is not obligated to help us enforce our patent rights. If the licensor does take action by filing a lawsuit claiming infringement, we will not be able to participate in the suit and therefore will not have control over the proceedings or the outcome of the suit.

●	Because of the time, money and effort involved in obtaining and enforcing patents, our management may spend less time and resources on developing potential drug candidates than they otherwise would, which could increase our operating expenses and delay product programs.

●	Our licensed patent applications directed to the composition and methods of using MOTS-c, our lead research peptide, and SHLP-6, which we consider as our primary research peptide for the potential treatment of cancer, have not yet been issued. There can be no assurance that these or our other licensed patent applications will result in the issuance of patents, and we cannot predict the breadth of claims that may be allowed in our currently pending patent applications or in patent applications we may file or license from others in the future.

●	Issuance of a patent may not provide much practical protection. If we receive a patent of narrow scope, then it may be easy for competitors to design products that do not infringe our patent(s).

●	We have limited ability to expand coverage of our licensed patent related to SHLP-2 and our licensed patent application related to SHLP-6 outside of the United States. The lack of patent protection in international jurisdictions may inhibit our ability to advance MBT drug candidates in these markets.

●	If a court decides that the method of manufacture or use of any of our drug candidates infringes on a third-party patent, we may have to pay substantial damages for infringement.

●	A court may prohibit us from making, selling or licensing a potential drug candidate unless the patent holder grants a license. A patent holder is not required to grant a license. If a license is available, we may have to pay substantial royalties or grant cross licenses to our patents, and the license terms may be unacceptable.

●	Redesigning our potential drug candidates so that they do not infringe on other patents may not be possible or could require substantial funds and time.

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

The price of our common stock could decline if there are substantial sales of our common stock in the public stock market. There were 32,320,891 shares of our common stock outstanding as of December 31, 2015. Of these, 12,915,343 shares held by our affiliates are subject to lock-up agreements which will expire on January 6, 2017, the date that is 24 months following completion of our initial public offering, and we anticipate that these shares will be eligible to be sold under a resale registration statement we intend to file prior to such time. These sales, or the perception in the market that the holders of a large number of shares are able to or intend to sell shares, could reduce the market price of our common stock.

The market price of our common stock may be highly volatile.

The market for our common stock will likely be characterized by significant price volatility when compared to more established issuers and we expect that it will continue to be so for the foreseeable future. The market price of our common stock is likely to be volatile for a number of reasons. First, our common stock is likely to be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of common stock by our stockholders may disproportionately influence the price of the common stock in either direction. The price of the common stock could, for example, decline precipitously if even a relatively small number of shares are sold on the market without commensurate demand, as compared to a market for shares of an established issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative investment due to our lack of profits to date and substantial uncertainty regarding our ability to develop and commercialize a drug product from our new or existing technologies. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the shares of an established issuer. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time or as to what effect the sale of common stock or the availability of common stock for sale at any time will have on the prevailing market price.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 and related provisions of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We may in the future as a result of subsequent shifts in our stock ownership experience an “ownership change.” Thus, our ability to utilize carryforwards of our net operating losses and other tax attributes to reduce future tax liabilities may be substantially restricted. At this time, we have not completed a full study to assess whether an ownership change under Section 382 of the Code occurred due to the costs and complexities associated with such a study. Further, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes. Therefore, we may not be able to take full advantage of these carryforwards for federal or state tax purposes.

Our management owns a significant percentage of our outstanding common stock. If the ownership of our common stock continues to be highly concentrated in management, it may prevent other stockholders from influencing significant corporate decisions.

As of March 21, 2016, our executive officers and directors own, as a group, approximately 38.6% of the outstanding shares of our common stock. Additionally, our executive officers and directors own, as a group, options and warrants exercisable for approximately 12.9% of our outstanding common stock, assuming exercise of such options and warrants. As a result, our management could exert significant influence over matters requiring stockholder approval, including the election of our board of directors, the approval of mergers and other extraordinary transactions, as well as the terms of any of these transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could in turn have an adverse effect on the fair market value of our company and our common stock. These actions may be taken even if they are opposed by our other stockholders.

Because the principal trading markets for our shares are the TSX Venture Exchange and the OTCQX marketplace, the corporate governance rules of the major U.S. stock exchanges will not apply to us. As a result, our governance practices may differ from those of a company listed on such U.S. exchanges.

Our governance practices need not comply with certain New York Stock Exchange and NASDAQ corporate governance standards, including:

●	the requirements that a majority of our board of directors consists of independent directors;

●	the requirement that we have an audit committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

As a public company, we are subject to the reporting requirements of the Securities Act, the Securities Exchange Act of 1934, as amended (Exchange Act), the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), and applicable Canadian securities rules and regulations. Despite recent reforms made possible by the JOBS Act, compliance with these rules and regulations creates significant legal and financial compliance costs and makes some activities difficult, time-consuming or costly. The Exchange Act and applicable Canadian provincial securities legislation require, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In February 2015, the Company entered into a lease agreement for a new and expanded laboratory facility. The laboratory space is leased on a month-to month basis and is part of a shared facility in Menlo Park, California. The Company also terminated a previous month-to-month lease for the laboratory space in Pasadena, California effective March 31, 2015.

Rent expense amounted to $107,385 and $21,600 for the years ended December 31, 2015 and 2014, respectively.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

Our common stock has traded on the TSX Venture Exchange (the “TSX-V”) under the symbol “COB.U” since January 8, 2015. Prior to that date, there was no public trading market for our common stock. Our initial public offering was priced at USD $1.00 per share on January 6, 2015. The following table provides information with respect to the high and low sales prices from the TSX-V for each quarterly period for the year ended December 31, 2015.

	Quarters Ended 2015
	March 31	June 30	September 30	December 31
Market price per share of common stock
High sales price	$1.65	$1.37	$1.25	$1.44
Low sales price	$1.25	$0.85	$1.15	$1.10

On March 21, 2016, the closing price for our common stock as reported on the TSX-V was USD $1.58 per share.

Our common stock has been quoted for trading on the OTC Markets Group OTCQX marketplace (the “OTCQX”) under the symbol “CWBR” since May 20, 2015. The following table sets forth, for the periods indicated, the high and low bid prices for our common stock as determined from quotations on the OTCQX. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

	Quarters Ended 2015
	March 31	June 30	September 30	December 31
Bid price per share of common stock
High bid price	$-	$1.01	$1.14	$1.25
Low bid price	$-	$-	$0.89	$1.09

On March 21, 2016, the closing bid price for our common stock as reported on the OTCQX was USD $1.53 per share.

Holders of Common Stock

As of March 21, 2016, there were 32,337,541 shares of our common stock outstanding held by 40 holders of record. The actual number of stockholders is greater than this number of record holders, which includes those stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Use of Proceeds

On December 19, 2014, the SEC declared effective our registration statement on Form S-1 (File No. 333-200033) in connection with our initial public offering. The registration statement related to 11,250,000 units, each comprised of one share of our common stock, par value $0.001 per share, and one half of one common stock purchase warrant. On January 6, 2015, we sold 11,250,000 units at the price of $1.00 per unit, for an aggregate sale price of $11,250,000. The offering occurred solely in Canada using Haywood Securities, Inc. as agent.

We incurred expenses of $996,496 in connection with our initial public offering. We also issued compensation options to the agent for the offering exercisable for an aggregate of 786,696 units at a price of $1.00 per unit at any time prior to July 6, 2016. None of the agent commissions, compensation options or other offering expenses were paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any affiliate of ours. We received net proceeds of $10,253,504 from the offering. In 2015 we used proceeds from the offering for working capital and other general corporate purposes, including research and development expenditures, general and administrative expenditures and capital expenditures. We anticipate using the balance of the proceeds for working capital and other general corporate purposes, including research and development expenditures, general and administrative expenditures and capital expenditures during 2016 and 2017.

Share Repurchases

During the year ended December 31, 2015, there were no purchases of shares of common stock made by, or on behalf of, the Company as defined by Rule 10b-18 of the Securities Exchange Act of 1934.

Equity Compensation Plans

See Item 12 for Equity Compensation Plan information.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We hold exclusive licenses from the Regents of the University of California and the Albert Einstein College of Medicine to four issued U.S. patents, four U.S. patent applications and related international patent applications. Our licensed patents and patent applications are directed to compositions comprising MDPs and MDP analogs and methods of their use in the treatment of indicated diseases. See “Business – Patents and Intellectual Property”.

We have financed our operations primarily through proceeds from our IPO and concurrent private offering, private placements of our preferred stock and, to a lesser extent, from grants from research foundations. Since our inception through December 31, 2015, our operations have been funded with an aggregate of approximately $19.6 million, of which approximately $0.2 million was from a grant-funding organization and approximately $19.4 million was from the issuance of equity instruments.

Since inception, we have incurred significant operating losses. Our net losses were $3,878,210 and $1,819,684 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, we had an accumulated deficit of $8,334,537. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase significantly when we commence pre-clinical development activities for any of our research peptides, continue research and discovery efforts on these and other MBTs, expand and protect our intellectual property portfolio, and hire additional development and scientific personnel.

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

We expense all research and development expenses as incurred. We expect our research and development expenses to increase in the year ending December 31, 2016, as we continue our efforts related to discovering, evaluating and optimizing our MDPs as potential MBT drug candidates.

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

The success of our research programs and the timing of those programs and the possible development of a research peptide into a drug candidate is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing or estimated costs of the efforts that will be necessary to complete research and development of a commercial drug. We are also unable to predict when, if ever, we will receive material net cash inflows from our operations. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:

●	establishing an appropriate safety profile with toxicology studies;

●	successfully designing, enrolling and completing clinical trials;

●	receiving marketing approvals from applicable regulatory authorities;

●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;

●	obtaining and enforcing patent and trade secret protection for our product candidates;

●	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others; and

●	maintaining an acceptable safety profile of the products following approval.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. Other significant costs include legal fees relating to patent and corporate matters and fees for accounting and consulting services. We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities and the potential commercialization of our product candidates. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, insurance and investor relations costs.

Results of Operations

Comparison of Fiscal Years Ended December 31, 2015 and 2014

Operating Expenses

Research and development expenses were $1,966,221 in the year ended December 31, 2015 compared to $579,474 in the prior year, a $1,386,747 increase, or 239%. The increase in research and development expenses in the year ended December 31, 2015, was primarily due to a $728,876 increase in wages, benefits and stock-based compensation primarily associated with the timing of the hiring of our Chief Scientific Officer, Vice President of Biology and expansion of our scientific staff, a $580,986 increase in laboratory supply and preclinical study costs related to our efforts to develop optimized MBT candidates, and the $102,709 increase in rent expense related to our new and expanded lab space.  The increased research and development expenses in the year ended December 31, 2015, as compared to the prior year period were partially offset by the $124,956 decrease in costs associated with research performed under arrangements with the Alzheimer’s Drug Discovery Foundation. We expect research and development expenses to increase in the year ending December 31, 2016, as we continue to develop optimized MBT candidates.

General and administrative expenses were $1,908,080 in the year ended December 31, 2015 compared to $1,233,141 in the prior year, a $674,939 increase, or 55%. The increase in general and administrative expenses in the year ended December 31, 2015, was primarily due to (i) a $257,943 increase in expenses related to being a publicly traded company including compliance costs (audit and review fees, filing and listing fees, legal compliance, annual meeting costs, etc.), (ii) $188,915 in marketing and investor relations, all of which we did not incur in the prior year period and (iii) the $178,166 increase in professional fees that were largely incurred in relation to the protection of our intellectual property. We expect general and administrative expenses to increase in the year ending December 31, 2016, as we appointed a new CEO and plan to expand our investor relations initiatives.

Liquidity and Capital Resources

As of December 31, 2015 and 2014, we had $4,803,687 and $1,194,492, respectively, in cash. We maintain our cash in a checking and savings account on deposit with a banking institution in the United States. In February 2015 our Board of Directors adopted an investment policy pursuant to which we maintain a portfolio of short-term highly liquid securities. As of December 31, 2015, we had $5,487,800 invested in U.S. Treasury Bills and Certificates of Deposit.

We believe the cash on hand and short-term investments as of December 31, 2015, are sufficient to meet our working capital needs and operating expenses into the second quarter of 2017. However, if unanticipated difficulties arise we may be required to raise additional capital to support our operations or curtail our research and development activities until such time as additional capital becomes available.

Cash Flows from Operating Activities

Net cash used in operating activities for the years ended December 31, 2015 and 2014 was $3,631,163 and $838,973, respectively. Cash used in operations for the year ended December 31, 2015 was primarily due to our reported net loss of $3,878,210 which was offset by several non-cash items totaling $247,047. Cash used in operations for the year ended December 31, 2014 was primarily due to our reported net loss of $1,819,684 and was offset by $305,018 in stock based compensation related to the issuance of options and warrants throughout 2014, a $235,290 increase in accounts payable due to the increase in vendor billings associated with the Company’s initial public offering, and a $235,766 increase in accrued liabilities due to the timing of invoices received after the year end.

Cash Flows from Investing Activities

Net cash used in investing activities for the years ended December 31, 2015 and 2014 was $5,732,863 and $2,399, respectively. Investing activities for the fiscal year ended December 31, 2015 related to the $5,478,800 net amount of purchases and redemptions of short-term highly liquid securities and $225,671 in purchases of property and equipment during the year as we built out and equipped our lab. The cash used in investing activities in the year ended December 31, 2014 related to cash paid for the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities in the years ended December 31, 2015 and 2014 was $12,973,221 and $1,890,694, respectively. Cash provided by financing activities for the year ended December 31, 2015 was primarily due to the completion of our IPO. We sold 11,250,000 units in the IPO at a price of $1.00 per unit, providing net proceeds of $10,253,484, net of agents’ commissions and expenses. Concurrently with the IPO, we also completed a previously-subscribed private placement of an additional 2,700,000 units for gross proceeds of $2,700,000. Cash provided by financing activities for the year ended December 31, 2014 consisted of $2,640,080 in net proceeds from the issuance of Series B Preferred Stock offset by $749,386 in deferred offering costs relating to the Company’s initial public offering.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

Inflation did not have a material effect on our business, financial condition or results of operations in 2015 or 2014.

Contractual Obligations

Licensing Agreements

Effective November 30, 2011, the Company entered into an Exclusive License Agreement (the “2011 Exclusive Agreement”) with the Regents of the University of California (the “Regents”) whereby the Regents granted to the Company an exclusive license for the use of certain patents. The Company paid the Regents an initial license issue fee of $35,000, which was charged to General and Administrative expense, as incurred. The Company agreed to pay the licensors specified development milestone payments aggregating up to $765,000 for the first product sold under the license. Milestone payments for additional products developed and sold under the license are reduced by 50%. The Company is also required to pay annual maintenance fees to the licensors. Aggregate maintenance fees for the first five years following execution of the agreement are $80,000. Thereafter, the Company is required to pay maintenance fees of $50,000 annually until the first sale of a licensed product. In addition, for the duration of the 2011 Exclusive Agreement, the Company is required to pay the licensors royalties equal to 2% of its worldwide net sales of drugs, therapies or other products developed from claims covered by the licensed patents, subject to a minimum royalty payment of $75,000 annually, beginning after the first commercial sale of a licensed product. The Company is required to pay royalties ranging from 8% of worldwide sublicense sales of covered products (if the sublicense is entered after commencement of phase II clinical trials) to 12% of worldwide sublicense sales (if the sublicense is entered prior to commencement of phase I clinical trials). The agreement also requires the Company to meet certain diligence and development milestones, including filing of an Investigational New Drug (“IND”) Application for a product covered by the agreement on or before the seventh anniversary of the agreement date. Through December 31, 2015, no royalties have been incurred under the 2011 Exclusive Agreement.

Effective August 6, 2013, the Company entered into an Exclusive License Agreement (the “2013 Exclusive Agreement”) with the Regents whereby the Regents granted to the Company an exclusive license for the use of certain other patents. The Company paid Regents an initial license issue fee of $10,000 for these other patents, which was charged to General and Administrative expense, as incurred. The Company agreed to pay the Regents specified development milestone payments aggregating up to $765,000 for the first product sold under the 2013 Exclusive Agreement. Milestone payments for additional products developed and sold under the 2013 Exclusive Agreement are reduced by 50%. In addition, for the duration of the 2013 Exclusive Agreement, the Company is required to pay the Regents royalties equal to 2% of the Company’s worldwide net sales of drugs, therapies or other products developed from claims covered by the licensed patent, subject to a minimum royalty payment of $75,000 annually, beginning after the first commercial sale of a licensed product. The Company is required to pay the Regents royalties ranging from 8% of worldwide sublicense sales of covered products (if the sublicense is entered after commencement of phase II clinical trials to 12% of worldwide sublicense sales (if the sublicense is entered prior to commencement of phase I clinical trials). The agreement also requires the Company to meet certain diligence and development milestones, including filing of an IND Application for a product covered by the agreement on or before the seventh anniversary of the agreement date. Through December 31, 2015, no royalties have been incurred under the 2013 Exclusive License Agreement.

Operating Lease

In February 2015, we entered into a lease agreement for a new and expanded laboratory facility. The laboratory space is leased on a month-to month basis and is part of a shared facility in Menlo Park, California. We also terminated our previous month-to-month lease for the laboratory space in Pasadena, California effective March 31, 2015.

Rent expense amounted to $107,385 and $21,600 for the years ended December 31, 2015 and 2014, respectively.

Research Loan

In 2013, we were awarded a research loan from the Alzheimer’s Drug Discovery Foundation. The award was funded in two installments of $102,630 totaling $205,260. We issued promissory notes evidencing each installment of the loan. The notes accrue interest at a rate per annum equal to the prime rate published two days prior to the date of the notes and resets each anniversary of the note. Through December 31, 2015, the interest rate on each note was 3.25% per annum. The notes mature on January 21, 2017 and September 12, 2017, respectively. In connection with the award we also issued to the Alzheimer’s Drug Discovery Foundation a warrant to purchase 15,596 shares of the Company’s common stock at an exercise price of $0.99 per share. The terms of the award generally require us to apply the loan proceeds towards research on potential treatments for Alzheimer’s disease.

Recent Accounting Pronouncements

See Note 3 to the Financial Statements for the year ended December 31, 2015, for a summary of the relevant recent accounting pronouncements.

Other recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Critical Accounting Estimates

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

The following critical accounting estimates reflect significant judgments and estimates used in the preparation of our financial statements:

●	Fair value of financial instruments

●	Share-based payments

●	Valuation of deferred tax assets

Fair Value of Financial Instruments

We measure the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We utilize three levels of inputs that may be used to measure fair value:

●	Level 1 – quoted prices in active markets for identical assets or liabilities

●	Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

●	Level 3 – inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of cash, accounts payable, accrued liabilities and debt approximate fair value due to the short-term nature of these instruments.

Share-based Payments

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

The weighted-average fair value of options and warrants has been estimated on the date of grant using the Black-Scholes pricing model. In computing the impact, the fair value of each instrument is estimated on the date of grant utilizing certain assumptions including a risk free interest rate, volatility and expected remaining lives of the awards. Since we have a limited history of being publicly traded, the fair value of stock-based payment awards issued was estimated using a volatility derived from an index of comparable entities. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating our forfeiture rate, we analyzed our historical forfeiture rate, the remaining lives of unvested options, and the number of vested options as a percentage of total options outstanding. If our actual forfeiture rate is materially different from our estimate, or if we reevaluate the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 3 “Summary of Significant Account Policies – Share-Based Payment” to our Financial Statements for the years ended December 31, 2015 and 2014 regarding the specific assumptions used with respect to stock-based compensation for the periods presented.

Since January 1, 2014, we granted stock options with exercise prices as follows:

Grant Date	Number of Shares Underlying Options	Exercise Price Per Share	Common Stock Fair Value Per Share on Date of Grant
April 9, 2014	1,061,248	$0.26	$0.18
November 20, 2014	1,475,687	$0.73	$0.51
July 21, 2015	205,000	$1.00	$0.69
July 21, 2015	113,124	$1.00	$0.81
November 10, 2015	70,000	$1.17	$0.81

The fair value of the common stock underlying our stock options was determined by our board of directors, with all options granted to be exercisable at a price per share not less than the per share fair value of our common stock underlying those options on the date of grant. Our board of directors determined the fair value of our common stock on the date of grant based on a number of factors including:

●	contemporaneous independent valuations;

●	our performance, growth rate and financial condition at the time of the option grant;

●	scientific progress;

●	amounts recently paid by investors for our preferred stock;

●	the market performance of comparable publicly traded companies;

●	the likelihood of achieving a liquidity event for the shares of common stock underlying these stock options; and

●	the rights, preferences and privileges of our preferred stock relative to those of our common stock.

Valuation of deferred tax assets

We recognize deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.

We have evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2015 and 2014. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of

CohBar, Inc.

We have audited the accompanying balance sheets of CohBar, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CohBar, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 30, 2016

CohBar, Inc.

Balance Sheets

	As of
	December 31, 2015	December 31, 2014

ASSETS
Current assets:
Cash	$4,803,687	$1,194,492
Restricted cash	-	4,055
Investments	5,487,800	-
Prepaid expenses and other current assets	88,223	19,517
Total current assets	10,379,710	1,218,064
Property and equipment, net	199,575	4,631
Deferred offering costs	-	749,386
Other assets	20,492	1,100
Total assets	$10,599,777	$1,973,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$209,730	$290,073
Accrued liabilities	155,713	305,401
Accrued payroll and other compensation	217,250	103,294
Total current liabilities.	582,693	698,768
Note payable, net of debt discount of $255 and $451 as of December 31, 2015 and 2014, respectively	205,005	204,809
Total liabilities	787,698	903,577

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized - 5,000,000 shares; Issued and outstanding as of December 31, 2015 and 2014 as follows:
Preferred stock - Series A - no shares issued and outstanding as of December 31, 2015 and 2014, respectively	-	-
Convertible preferred stock - Series B - issued and outstanding 0 shares as of December 31, 2015 and 5,400,000 as of December 31, 2014	-	5,400
Common stock, $0.001 par value, Authorized 75,000,000 shares; Issued and outstanding 32,320,891 shares as of December 31, 2015 and 12,915,343 as of December 31, 2014	32,321	12,915
Additional paid-in capital	18,114,295	5,507,616
Accumulated deficit	(8,334,537)	(4,456,327)
Total stockholders’ equity	9,812,079	1,069,604
Total liabilities and stockholders’ equity	$10,599,777	$1,973,181

The accompanying notes are an integral part of these financial statements

CohBar, Inc.

Statements of Operations

	For The Years Ended December 31,
	2015	2014

Revenues	$-	$-

Operating expenses:
Research and development	1,966,221	579,474
General and administrative	1,908,080	1,233,141
Total operating expenses	3,874,301	1,812,615
Operating loss	(3,874,301)	(1,812,615)

Other income (expense):
Interest income	4,762	593
Interest expense	(7,022)	(6,841)
Other expense	(1,453)	(488)
Amortization of debt discount	(196)	(333)
Total other expense	(3,909)	(7,069)
Net loss	$(3,878,210)	$(1,819,684)
Basic and diluted net loss per share	$(0.12)	$(0.14)
Weighted average common shares outstanding - basic and diluted	32,044,274	12,915,343

The accompanying notes are an integral part of these financial statements

CohBar, Inc.

Changes in Statements of Stockholders' Equity (Deficiency)

			Stockholders’ Equity (Deficiency)
							Total
	Convertible						Stockholders'
	Series B Preferred		Common Stock			Accumulated	Equity
	Number	Amount	Number	Amount	APIC	Deficit	(Deficiency)
Balance, December 31, 2013	-	$-	12,915,343	$12,915	$2,594,128	$(2,636,643)	$(29,600)
Stock-based compensation	-	-	-	-	305,018	-	305,018
Deferred offering costs	-	-	-	-	(86,129)	-	(86,129)
Conversion of convertible notes into Series B Preferred Stock	210,000	210	-	-	209,790	-	210,000
Issuance of Series B Preferred Stock	5,190,000	5,190	-	-	2,484,809	-	2,489,999
Net loss	-	-	-	-	-	(1,819,684)	(1,819,684)
Balance, December 31, 2014	5,400,000	$5,400	12,915,343	$12,915	$5,507,616	$(4,456,327)	$1,069,604
Stock based compensation	-	-	-	-	396,850	-	396,850
Conversion of Series B Preferred Stock to common stock	(5,400,000)	(5,400)	5,400,000	5,400	-	-	-
Proceeds from the initial public offering, net	-	-	11,250,000	11,250	10,242,234	-	10,253,484
Proceeds from the concurrent offering	-	-	2,700,000	2,700	2,697,300	-	2,700,000
Exercise of compensation options	-	-	55,548	56	55,492	-	55,548
Deferred offering costs - initial public offering	-	-	-	-	(785,197)	-	(785,197)
Net loss	-	-	-	-	-	(3,878,210)	(3,878,210)
Balance, December 31, 2015	-	$-	32,320,891	$32,321	$18,114,295	$(8,334,537)	$9,812,079

The accompanying notes are an integral part of these financial statements

CohBar, Inc.

Statements of Cash Flows

	For The Years Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,878,210)	$(1,819,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,727	2,377
Stock-based compensation	396,850	305,018
Amortization of debt discount	196	333
Changes in operating assets and liabilities:
Restricted cash	4,055	122,140
Prepaid expenses and other current assets	(68,706)	(4,393)
Accounts payable	(80,343)	235,290
Accrued liabilities	(149,688)	235,766
Accrued payroll and other compensation	113,956	84,180
Net cash used in operating activities	(3,631,163)	(838,973)

Cash flows from investing activities:
Purchases of property and equipment	(225,671)	(2,399)
Payment for security deposit	(19,392)	-
Purchases of investments	(12,731,800)	-
Proceeds from redemptions of investments	7,244,000	-
Net cash used in investing activities	(5,732,863)	(2,399)

Cash flows from financing activities:
Deferred offering costs	(35,811)	(749,386)
Proceeds from the issuance of preferred stock, net	-	2,430,080
Proceeds from convertible notes	-	210,000
Proceeds from initial public offering, net	10,253,484	-
Proceeds from exercise of compensation options	55,548	-
Proceeds from conversion of private placement puts	2,700,000	-
Net cash provided by financing activities	12,973,221	1,890,694

Net increase in cash and cash equivalents	3,609,195	1,049,322
Cash and cash equivalents at beginning of year	1,194,492	145,170
Cash and cash equivalents at end of year	$4,803,687	$1,194,492

Non-cash investing and financing activities:
Warrants issued in connection with bridge loans	$-	$137
Conversion of convertible notes to Series B Preferred Stock	$-	$210,000
Reclassification of deferred offering costs to equity	$785,197	$-
Conversion of Series B Preferred Stock to Common Stock	$5,400	$-

Supplemental disclosure of cash flow information:
Cash paid:
Interest paid	$-	$-
Income taxes paid	$1,425	$1,425

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

The Company’s primary activities include research and development of its MBT pipeline, securing intellectual property protection, managing collaborations with contract research organizations (“CROs”) and academic institutions, expanding its scientific leadership and laboratory staff and raising capital. To date, the Company has not generated any revenues from operations and does not expect to generate any revenues in the near future and has funded its business with the proceeds of an initial public offering and private placements of equity and debt securities.

In April 2014, the Company effected a 3.6437695-for-1 stock split of its issued and outstanding shares of common stock. All references in these financial statements to the number of shares, options and other common stock equivalents, price per share and weighted-average number of shares outstanding of common stock have been adjusted to retroactively reflect the effect of the stock split.

Note 2 - Management’s Liquidity Plans

As of December 31, 2015, the Company had working capital and stockholders’ equity of $9,797,017 and $9,812,079, respectively. During the year ended December 31, 2015, the Company incurred a net loss of $3,878,210. The Company has not generated any revenues, has incurred net losses since inception and does not expect to generate revenues in the near term.

With the cash on hand as of December 31, 2015, the Company believes that it has sufficient capital to meet its operating expenses and working capital needs into the second quarter of 2017, at which time additional capital will be required. However, if unanticipated difficulties arise the Company may be required to raise additional capital to support its operations or curtail its research and development activities until such time as additional capital becomes available. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain such financing on reasonable terms. The Company does not expect to generate revenues from its operations in the near future and there is no assurance that the Company will generate positive operating cash flow or become profitable in the future. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to reduce overhead or scale back its business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

CohBar, Inc.

Notes to Financial Statements

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

All amounts are presented in U.S. Dollars.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates. The Company’s significant estimates and assumptions include the fair value of financial instruments, stock-based compensation and the valuation allowance relating to the Company’s deferred tax assets.

Concentrations of Credit Risk

The Company maintains deposits in a financial institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in this financial institution in excess of the amount insured by the FDIC. However, these balances are maintained at creditworthy financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Investments

Investments consist of U.S. Treasury Bills of $3,249,275, which are classified as held-to-maturity, and Certificates of Deposit of $2,238,525. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. All of the Company’s U.S. Treasury Bills mature within the next twelve months. Unrealized gains and losses are de minimus. As of December 31, 2015, the carrying value of the Company’s U.S. Treasury Bills approximates their fair value. The Company did not hold any such investments at December 31, 2014.

Deferred Offering Costs

The Company classifies amounts related to a potential future offering not closed as of the balance sheet date as Deferred Offering Costs. During the year ended December 31, 2015, the Company incurred $35,811 of offering related costs. During the year ended December 31, 2014, the Company capitalized costs in the amount of $749,386 as Deferred Offering Costs in the accompanying balance sheet. The related offering closed in January 2015 these costs were recorded as a reduction in additional paid-in capital in the accompanying balance sheets.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2015 and 2014, the Company did not have any cash equivalents. The Company includes as part of Restricted Cash any assets which are contractually restricted. Restricted Cash as of December 31, 2014, relates to proceeds received from a grant which was restricted to only certain activities of the Company (see Note 6).

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

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of cash, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The amount of debt included in the accompanying balance sheets approximates its fair value.

Common Stock Purchase Warrants

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provides the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company’s free standing derivatives consist of warrants to purchase common stock that were issued in connection with its notes payable and IPO. The Company evaluated these warrants to assess their proper classification using the applicable criteria enumerated under U.S. GAAP and determined that the common stock purchase warrants meet the criteria for equity classification in the balance sheet as of December 31, 2015 and 2014.

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2015 and 2014. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized during the years ended December 31, 2015 and 2014.

CohBar, Inc.

Notes to Financial Statements

Note 3 - Summary of Significant Accounting Policies (continued)

Research and Development Expenses

The Company expenses all research and development expenses as incurred. These costs include payroll, employee benefits, supplies, contracted for lab services, depreciation and other personnel-related costs associated with product development.

Share-Based Payment

The Company accounts for share-based payments using the fair value method. For employees and directors, the fair value of the award is measured, as discussed below, on the grant date. For non-employees, fair value is generally valued based on the fair value of the services provided or the fair value of the equity instruments on the measurement date, whichever is more readily determinable and re-measured on each financial reporting dates until the service is complete. The Company has granted stock options at exercise prices equal to the higher of (i) the closing price of the Company’s common stock as reported on the OTCQX marketplace or (ii) the closing price of the Company’s common stock as reported by the TSX Venture Exchange as determined by the board of directors, with input from management on the date of grant.

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

The weighted-average Black-Scholes assumptions are as follows:

	For the Years Ended December 31,
	2015	2014
Expected life	2 years	6 years
Risk free interest rate	0.71%	2.37%
Expected volatility	80%	80%
Expected dividend yield	0%	0%
Forfeiture rate	0%	0%

CohBar, Inc.

Notes to Financial Statements

Note 3 - Summary of Significant Accounting Policies (continued)

As of December 31, 2015, total unrecognized stock option compensation expense is $969,756, which will be recognized as those options vest over a period of approximately four years. The amount of future stock option compensation expense could be affected by any future option grants or by any option holders leaving the Company before their grants are fully vested.

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

	December 31,	December 31,*
	2015	2014
Options	3,724,083	2,609,811
Warrants	7,936,391	933,617
Series B Preferred Stock	-	5,400,000
Totals	11,660,474	8,943,428

* December 31, 2014, excludes the impact of Put agreements, which subscribed Series B shareholders of the Company to purchase additional shares and warrants contingent upon, and concurrently with, completion of the IPO (see Note 10).

Recent Accounting Pronouncements

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

CohBar, Inc.

Notes to Financial Statements

Note 3 - Summary of Significant Accounting Policies (continued)

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on organizations’ balance sheets. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early application is permitted for all public business entities and all nonpublic business entities upon issuance.  The Company has not yet determined the effect of the adoption of this standard on the Company’s financial position and results of operations.

Note 4 - Property and Equipment

Property and equipment consist of the following:

	As of	As of
	December 31, 2015	December 31, 2014
Lab equipment	$222,724	$3,496
Computer and equipment	14,238	7,795
Total property and equipment	236,962	11,291
Less: accumulated depreciation	(37,387)	(6,660)
Total property and equipment, net	$199,575	$4,631

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2015 and 2014 was $30,727 and $2,377, respectively.

CohBar, Inc.

Notes to Financial Statements

Note 5 – Accrued Expenses

Accrued expenses consist of the following:

	As of	As of
	December 31, 2015	December 31, 2014
Lab services and supplies	$72,044	$64,768
Professional fees	48,265	173,829
Consultant fees	15,495	52,000
Interest	17,826	10,804
Expense reimbursement	-	4,000
Other	2,083	-
Total accrued expenses	$155,713	$305,401

Note 6 - Note Payable

In 2013, the Company was awarded a grant from the Alzheimer’s Drug Discovery Foundation totaling $205,260. The Company executed Promissory Notes (the “Notes”) which governed the terms of the repayment of the grant. The Notes have a term of four years and are due and payable in 2017 unless there is a change of control, as defined. In the event of a change of control, the total principal amount that is outstanding under the Notes, plus all accrued and unpaid interest become immediately due and payable. The Notes include interest rates that are equal to the prime rate that is published two days prior to the issuance date of the Notes and resets on each anniversary of the Notes. Through December 31, 2015, the interest rate on each note was 3.25% per annum. In connection with the grant award, the Company also issued to the Alzheimer’s Drug Discovery Foundation a warrant to purchase 15,596 shares of the Company’s common stock at an exercise price of $0.99. The Company determined the fair value of the warrants issued using the Black-Scholes pricing model with the assumptions discussed in Note 3 and allocated the proceeds based on the relative fair value of the debt instrument and the related warrants. The aggregate deferred debt discount related to the Note was $785. The Company amortized $196 of the debt discount during each of the years ended December 31, 2015 and 2014, respectively, using the effective interest method. The warrant expires on the 10 year anniversary of the grant date.

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

CohBar, Inc.

Notes to Financial Statements

Note 8 - Commitments and Contingencies

Litigations, Claims and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of December 31, 2015.

Licensing Agreements

The Company is a party to an Exclusive License Agreement (the “2011 Exclusive Agreement”) with The Regents of the University of California (“The Regents”) whereby The Regents granted to the Company an exclusive license for the use of certain patents. The 2011 Exclusive Agreement remains in effect for the life of the last-to-expire patent or last to be abandoned patent application, whichever is later. The Company agreed to pay the licensors specified development milestone payments aggregating up to $765,000 for the first product sold under the license. Milestone payments for additional products developed and sold under the license are reduced by 50%. The Company is also required to pay annual maintenance fees to the licensors. Aggregate maintenance fees for the first five years following execution of the agreement are $80,000. Thereafter, the Company is required to pay maintenance fees of $50,000 annually until the first sale of a licensed product. In addition, for the duration of the 2011 Exclusive Agreement, the Company is required to pay the licensors royalties equal to 2% of its worldwide net sales of drugs, therapies or other products developed from claims covered by the licensed patents, subject to a minimum royalty payment of $75,000 annually, beginning after the first commercial sale of a licensed product. The Company is required to pay royalties ranging from 8% of worldwide sublicense sales of covered products (if the sublicense is entered after commencement of phase II clinical trials to 12% of worldwide sublicense sales (if the sublicense is entered prior to commencement of phase I clinical trials). The agreement also requires the Company to meet certain diligence and development milestones, including filing of an Investigational New Drug (“IND”) Application for a product covered by the agreement on or before the seventh anniversary of the agreement date. Through December 31, 2015, no royalties have been incurred under the agreement. All maintenance fees due and payable as of that date have been paid.

Effective August 6, 2013, the Company entered into an Exclusive License Agreement (the “2013 Exclusive Agreement”) with The Regents whereby The Regents granted to the Company an exclusive license for the use of certain other patents.  The 2013 Exclusive Agreement remains in effect for the life of the last-to-expire patent or last to be abandoned patent application, whichever is later. The Company paid Regents an initial license issue fee of $10,000 for these other patents, which was charged to General and Administrative expense, as incurred. The Company is also required to pay annual maintenance fees to the licensors. Aggregate maintenance fees for the first three years following execution of the agreement are $7,500. Thereafter, the Company is required to pay maintenance fees of $5,000 annually until the first sale of a licensed product. The Company agreed to pay The Regents specified development milestone payments aggregating up to $765,000 for the first product sold under the 2013 Exclusive Agreement. Milestone payments for additional products developed and sold under the 2013 Exclusive Agreement are reduced by 50%. In addition, for the duration of the 2013 Exclusive Agreement, the Company is required to pay The Regents royalties equal to 2% of the Company’s worldwide net sales of drugs, therapies or other products developed from claims covered by the licensed patent, subject to a minimum royalty payment of $75,000 annually, beginning after the first commercial sale of a licensed product. The Company is required to pay The Regents royalties ranging from 8% of worldwide sublicense sales of covered products (if the sublicense is entered after commencement of phase II clinical trials to 12% of worldwide sublicense sales (if the sublicense is entered prior to commencement of phase I clinical trials). The agreement also requires the Company to meet certain diligence and development milestones, including filing of an IND Application for a product covered by the agreement on or before the seventh anniversary of the agreement date.  Through December 31, 2015, no royalties have been incurred under the agreement. All maintenance fees due and payable as of that date have been paid.

CohBar, Inc.

Notes to Financial Statements

Note 8 - Commitments and Contingencies (continued)

Operating Lease

In February 2015, the Company entered into a lease agreement for a new and expanded laboratory facility. The laboratory space is leased on a month-to month basis and is part of a shared facility in Menlo Park, California. The Company also terminated a previous month-to-month lease for the laboratory space in Pasadena, California effective March 31, 2015.

Rent expense amounted to $107,385 and $21,600 for the years ended December 31, 2015 and 2014, respectively.

Note 9- Income Taxes

The tax effects of temporary differences that give rise to deferred tax assets are as follows:

	For the Years Ended December 31,
	2015	2014

Current:
Accrued expenses	$31,156	$38,900

Non-current:
Stock compensation	132,645	90,794

Net operating loss carryforward	2,989,634	1,596,600

Research and development credit carryforward	100,480	20,890

Total deferred tax asset	3,253,915	1,747,184

Valuation allowance	(3,253,915)	(1,747,184)

Deferred tax asset, net of valuation allowance	$-	$-

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Years Ended December 31,
	2015	2014
U.S. statutory federal rate	(34.0)%	(34.0)%
State income taxes, net of federal tax benefit	(5.4)%	(5.6)%
Permanent differences	2.6%	1.5%
Prior year true-ups	-%	(0.1)%
R&D tax credit	(2.1)%	(0.6)%
Change in valuation allowance	38.9%	38.8%
Income tax provision (benefit)	-%	-%

CohBar, Inc.

Notes to Financial Statements

Note 9- Income Taxes (continued)

The income tax provision consists of the following:

	For the Years Ended December 31,
	2015	2014
Federal
Current	$-	$-
Deferred	(1,190,022)	(550,708)
State and local
Current	-	-
Deferred	(316,709)	(154,199)
Change in valuation allowance	1,506,731	704,907
Income tax provision (benefit)	$-	$-

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not more-likely-than-not, a valuation allowance is established.  Based upon the Company’s losses since inception, management believes that it is more-likely-than-not that future benefits of deferred tax assets will not be realized.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, principally California and New Jersey. The Company is subject to examination by the various taxing authorities. The Company’s federal and state income tax returns for tax years beginning in 2011 remain subject to examination.

At December 31, 2015 and 2014, the Company had $7,672,674 and $4,175,611, respectively, of federal and state net operating loss carryovers that may be available to offset future taxable income. The net operating loss carry forwards, if not utilized, will expire from 2032 to 2035 for federal and state purposes. In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s net operating loss carryforward could be limited in the event of a change in ownership. At this time, the Company has not completed a full study to assess whether an ownership change under Section 382 of the Code occurred due to the costs and complexities associated with such a study.

Note 10 - Stockholders’ Equity

Authorized Capital

In January 2015, the Company completed its IPO on the TSX Venture Exchange. The Company sold 11,250,000 units at a price of $1.00 per unit, providing gross proceeds of $11,250,000. Concurrently with the IPO, the Company completed a previously-subscribed private placement of an additional 2,700,000 units for gross proceeds of $2,700,000, resulting in total gross proceeds of $13,950,000. After deducting $996,516 in offering expenses, the Company received net proceeds of $12,953,484. The Company also incurred internal offering costs of $785,197 which is classified as a reduction to additional paid-in capital in the accompanying balance sheets. All units consist of one share of the Company’s common stock and one-half of one common stock purchase warrant.  In the aggregate, a total of 13,950,000 shares of common stock and 6,975,000 warrants to purchase common stock were issued in connection with the IPO and concurrent private placement. Each whole warrant is exercisable to acquire one share of the Company’s common stock at a price of $2.00 per share at any time up to January 6, 2017, subject to the Company’s right to accelerate the expiration time of the warrants if at any time the volume-weighted average trading price of its common stock is equal to or exceeds $3.00 per share for twenty (20) consecutive trading days.

CohBar, Inc.

Notes to Financial Statements

Note 10 - Stockholders’ Equity (continued)

In January 2015, the Company amended its Certificate of Incorporation to increase the total number of authorized shares of common stock. Following the amendment, the Company has authorized the issuance and sale of up to 80,000,000 shares of stock, consisting of 75,000,000 shares of common stock having a par value of $0.001 and 5,000,000 shares of Preferred Stock having a par value of $0.001 per share. As of December 31, 2015, there were no shares of Preferred Stock outstanding and there were no declared but unpaid dividends or undeclared dividend arrearages on any shares of the Company’s capital stock.

Preferred Stock

During the year ended December 31, 2014, the Company issued 5,400,000 shares of convertible Series B Preferred Stock in the amount of $2,700,000, net of issuance costs of $86,129, of which $59,920 were incurred during the year ended December 31, 2014. 420,000 of these Series B Preferred shares were issued upon the conversion of convertible promissory notes issued by the Company in January 2014, in the aggregate principal amount of $210,000 (see Note 7). Each share of Series B Preferred Stock is convertible, at the option of the holder, into Common Stock by dividing the Series B original issue price by the Series B conversion price in effect at the time of the conversion. The conversion rate of the Series B Preferred Stock into Common Stock at December 31, 2014, was 1:1. In the event the Company issues additional common stock at any time after the original Series B Preferred Stock issue date, then the Series B conversion price will be adjusted concurrently with such issue. Since the host contract (Series B Preferred Stock) is considered an equity instrument, the embedded conversion option was considered to be closely related to the host and was not bifurcated from the host contract. The Series B Preferred Stock has a par value of $0.001 and was issued at $0.50 per share. The purchasers of Series B Preferred Stock entered into put agreements requiring the purchasers, at the Company’s option, to purchase from the Company securities of the same type as those sold to investors in any future public offering of the Company’s securities, at the same price as the securities sold in the initial public offering, for an aggregate purchase price of up to $2,700,000. The put agreements expire upon the first occurrence of a change in control or in three years. The Company can exercise its rights under the put agreements beginning on the date the Company first submits an IPO Registration Statement for review by the Securities and Exchange Commission and ending the earlier of the day that is 21 days prior to the effective date of the IPO Registration or the expiration date of the put agreements.

On October 17, 2014, the Company exercised its rights under the aforementioned put agreements requiring the purchasers of Series B Preferred Stock to purchase 2,700,000 shares of common stock at the proposed public offering price of $1.00 per share.

Upon the completion of the IPO on January 6, 2015, each outstanding share of Series B Preferred Stock was automatically converted into one share of common stock. The Company converted 5,400,000 shares of Series B Preferred Stock into 5,400,000 shares of its common stock.

Stock Options

The Company has one incentive stock plan, the 2011 Equity Incentive Plan (the “2011 Plan”). The Company has granted stock options to employees, non-employee directors and consultants from the 2011 Plan through the year ended December 31, 2015. Options granted under the Plan may be Incentive Stock Options or Non-statutory Stock Options, as determined by the Administrator at the time of grant. At December 31, 2015, 3,460,134 shares of the Company’s common stock were available for future issuance under the 2011 Plan.

CohBar, Inc.

Notes to Financial Statements

Note 10 - Stockholders’ Equity (continued)

In November 2014, the Company increased the aggregate number of shares of its common stock that may be issued pursuant to stock awards under the 2011 Equity Incentive Plan (the “2011 Plan”). The maximum number of shares of common stock for the issuance of stock options and restricted stock to its employees, officers, directors and consultants is 2,616,041, an increase of 365,000 shares.

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

During the year ended December 31, 2015, the Company issued 388,124 stock options to employees and consultants with exercise prices of $1.00 and $1.17 and fair values that ranged between $0.69 and $0.81 per share. The stock options granted in 2015 are subject to vesting over four years and have a term of ten years.

During the year ended December 31, 2014, the Company issued 2,536,935 stock options to employees and consultants with an exercise price of $0.26 and $0.73 and fair values of $0.18 and $0.52 per share, respectively. The stock options granted in 2014 are subject to vesting over two to four years and have a term of ten years.

127,532 stock options granted during the year ended December 31, 2014, contained performance conditions which included (i) the optionee’s continuous service and (ii) completion of the Company’s initial public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended. Since the stock options contained performance conditions that were not met as of December 31, 2014, their fair value was recorded in the year ended December 31, 2015.

The Company recorded $396,850 and $305,018 of stock based compensation in the years ended December 31, 2015 and 2014, respectively. The compensation expense associated with stock-based awards granted to individuals is recorded by the Company in the same expense classifications as cash compensation paid.

During the years ended December 31, 2015 and 2014, the Company cancelled 5,000 and 91,095 options, respectively, due to the termination of employees. The cancelled options were added back to the available pool for future issuance.

The following table represents stock option activity for the years ended December 31, 2015 and 2014:

			Weighted Average
	Stock Options		Exercise Price		Fair Value	Contractual	Aggregate
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Intrinsic Value
Balance – December 31, 2013	163,971	83,123	$0.05	$0.05	$0.05	8.26	$-
Granted	2,536,935	-	0.52	-	-	-	-
Exercised	-	-	-	-	-	-	-
Cancelled	(91,095)	-	-	-	-	-	-
Balance – December 31, 2014	2,609,811	459,437	$0.38	$0.17	$0.17	9.57	$-
Granted	1,174,820	786,696	1.01	1.00	0.38	3.48	-
Exercised	(55,548)	(55,548)	-	-	-	-	-
Cancelled	(5,000)	-	-	-	-	-	-
Balance – December 31, 2015	3,724,083	1,963,948	$0.67	$0.34	$0.34	7.09	$1,688,025

CohBar, Inc.

Notes to Financial Statements

Note 10 - Stockholders’ Equity (continued)

The granted balance for 2015 in the table above includes 786,696 options granted to the agents that took part in the IPO (see “Agent’s Compensation Options” below). All other options were granted to employees and consultants under the 2011 Plan.

The following table summarizes information on stock options outstanding and exercisable as of December 31, 2015:

		Weighted	Weighted		Weighted
Exercise	Number	Average Remaining	Average	Number	Average
Price	Outstanding	Contractual Term	Exercise Price	Exercisable	Exercise Price

$0.05	72,876	6.26 years	$0.05	71,357	$0.05
$0.26	1,061,248	8.28 years	$0.26	761,778	$0.26
$0.73	1,475,687	8.87 years	$0.73	399,665	$0.73
$1.00	1,044,272	3.23 years	$1.00	731,148	$1.00
$1.17	70,000	9.87 years	$1.17	-	$1.17
Totals	3,724,083			1,963,948

Agent’s Compensation Options

In connection with the closing of its IPO in January 2015 the Company issued 786,696 compensation options (“Compensation Options”) to the agents that took part in the offering. Each Compensation Option is exercisable for a unit consisting of one share of common stock and one-half of one common stock purchase warrant at an exercise price of $1.00 per unit. The Compensation Options expire on July 6, 2016. Each whole warrant issuable upon exercise of Compensation Options is exercisable to acquire one share of common stock at an exercise price of $2.00 per share at any time up to January 6, 2017, subject to the Company’s right to accelerate the expiration time of the warrants if at any time the volume-weighted average trading price of its common stock is equal to or exceeds $3.00 per share for twenty (20) consecutive trading days. Because the Compensation Options are considered a cost of the IPO, the resulting value is recognized as both an increase and decrease to the equity section of the accompanying balance sheets. The Compensation Options are not part of the Company’s 2011 Plan.

During the year ended December 31, 2015, a total of 55,548 Compensation Options were exercised for cash proceeds of $55,548.

Warrants

During the year ended December 31, 2015, the Company issued warrants to purchase an aggregate of 7,002,774 shares of common stock in conjunction with the issuance of units sold in the IPO and concurrent private placement, and upon the exercise of 55,548 Compensation Options. The warrants are exercisable through January 6, 2017 at a price of $2.00 per share. The warrants are subject to the Company’s right to accelerate the expiration time of the warrants if at any time the volume-weighted average trading price of its common stock is equal to or exceeds $3.00 per share for twenty (20) consecutive trading days.

In April 2014, the Company issued 797,075 warrants to its chief executive officer. The warrants have an exercise price of $0.26 and a fair value of $0.21 per warrant. The warrants expire on the earlier of a liquidation event, as defined in the agreement, or in ten years.

CohBar, Inc.

Notes to Financial Statements

Note 10 - Stockholders’ Equity (continued)

In July 2014, the Company issued 100,000 warrants to consultants. The warrants have an exercise price of $0.26 and a fair value of $0.24 per warrant. The warrants expire on the earlier of a liquidation event, as defined, or in five years.

The following table represents warrant activity for the years ended December 31, 2015 and 2014:

			Weighted Average
	Warrants		Exercise Price		Fair Value	Contractual	Aggregate
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Intrinsic Value
Balance – December 31, 2013	15,596	15,596	$0.99	$0.99	$0.05	-	$-
Granted	918,021	918,021	0.27	-	-	-	-
Exercised	-	-	-	-	-	-	-
Cancelled	-	-	-	-	-	-	-
Balance – December 31, 2014	933,617	933,617	$0.28	$0.28	$0.21	8.64	$-
Granted	7,002,774	7,002,774	2.00	2.00	0.43	1.52	-
Exercised	-	-	-	-	-	-	-
Cancelled	-	-	-	-	-	-	-
Balance – December 31, 2015	7,936,391	7,936,391	$1.80	$1.80	$0.41	1.80	$786,499

Note 11 - Related Party Transactions

Two of the Company’s Directors provide consulting, scientific and research and advisory services to the Company pursuant to agreements that provide for annual compensation of $42,000 each. Each agreement provides for an annual service term and can be extended by mutual consent of both parties. The service terms under the agreements expired in September 2015 and November 2015, respectively, and the Company is in the process of negotiating extended agreements with both parties. During each of the years ended December 31, 2015 and 2014, $42,000 was paid to each director by the Company for consulting fees. As of December 31, 2015 and 2014, no amounts were owed to either Director.

Note 12 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date on which the financial statements were issued require adjustment or disclosure in the Company’s financial statements.

In January 2016, an employee exercised 10,000 stock options to purchase shares of common stock for cash proceeds of $2,600.

In January 2016, the Company granted a warrant to purchase 125,000 shares of the Company’s common stock to an investor relations firm as partial compensation for consulting services it will provide to the Company. The warrant has an exercise price of $1.15 per share, and is subject to a two-year vesting period conditioned on such firm’s continuous provision of consulting services to the Company over a two-year period. The warrant has a term of three years.

During January 2016 and February 2016, the Company granted options to purchase 10,000 and 190,000 shares to certain employees with exercise prices of $1.10 and $1.22, respectively. These stock options are subject to vesting over four years conditioned on the employee’s continuous service to the Company over the four year period. The options have a term of ten years.

During February and March 2016, a total of 6,650 Compensation Options were exercised for cash proceeds of $6,650.

During March 2016, the Company entered into an employment agreement with a new Chief Executive Officer (“CEO”). The CEO was granted options to purchase 1,456,000 shares of the Company’s common stock at an exercise price of $1.55 per share. 1,132,000 shares subject to the option award will become vested and exercisable in periodic installments based on the CEO’s continued employment with the Company over a four year term. The remaining 324,000 shares subject to the option award vest based both on the CEO’s continued service through the relevant vesting dates during the four year vesting term and the achievement of performance criteria established in connection with the option award. The option award has a term of 10 years.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including Simon Allen, our Chief Executive Officer, and Jeffrey Biunno, our Chief Financial Officer (collectively, the “Certifying Officers”), of the effectiveness of our disclosure controls and procedures as of December 31, 2015, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our management concluded that, during the period covered by this annual report, our disclosure controls and procedures were not effective due to a material weakness.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, Certifying Officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's Assessment

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded as of December 31, 2015, that our internal control over financial reporting was not effective due to a material weakness. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to our having one employee assigned to positions that involve processing financial information, resulting in a lack of segregation of duties so that all journal entries and account reconciliations are reviewed by someone other than the preparer, heightening the risk of error or fraud. If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner.

Due to our small size and early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our research and development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the year ended December 31, 2015. However, we continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. As our operations grow and become more complex, we intend to hire additional personnel in financial reporting and other areas. However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses.

Auditor Attestation

This Annual Report on Form 10-K does not include an attestation of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to applicable rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth under the captions Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance, Executive Officers, Information Concerning the Board of Directors and Code of Ethics in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed with the SEC by April 29, 2016 (“Proxy Statement”). If the Proxy Statement is not filed with the SEC by April 29, 2016, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 29, 2016.

Item 11. Executive Compensation

The information required by this item will be set forth under the captions Executive Compensation and Director Compensation in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed with the SEC by April 29, 2016. If the Proxy Statement is not filed with the SEC by April 29, 2016, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 29, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about our equity compensation plan as of December 31, 2015:

	Number of securities to be issued upon exercise of options warrants and rights		Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by shareholders	2,992,935		$0.59	3,460,134
Equity compensation plans not approved by shareholders	897,075	(1)	$0.26	-
Total	3,890,010		$0.57	3,460,134

(1)	Consists of warrants issued to an Executive Officer pursuant to an employment agreement and two consultants pursuant to consulting agreements.

Beneficial Ownership

The information required by this item is included under the caption Security Ownership of Certain Beneficial Owners and Management in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed with the SEC by April 29, 2016. If the Proxy Statement is not filed with the SEC by April 29, 2016, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 29, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the caption Information Concerning the Board of Directors in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed with the SEC by April 29, 2016 (“Proxy Statement”). If the Proxy Statement is not filed with the SEC by April 29, 2016, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 29, 2016.

Item 14. Principal Accounting Fees and Services

The information required by this item is included under the caption Ratification of Appointment of Registered Independent Public Accounting Firm in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed with the SEC by April 29, 2016. If the Proxy Statement is not filed with the SEC by April 29, 2016, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 29, 2016.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

Exhibit No.	Description

3.1	Third Amended and Restated Articles of Incorporation - Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, as filed with the Commission on January 8, 2015.

3.2	Amended and Restated Bylaws - Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K, as filed with the Commission on January 8, 2015.

4.1	Warrant Indenture, dated January 6, 2015, between the CohBar, Inc. and CST Trust Company, as warrant agent -- Incorporated by reference to Exhibit 4.4 to Amendment No. 3 of our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on December 16, 2014.

10.1*	Amended and Restated 2011 Equity Incentive Plan - Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, as filed with the Commission on January 8, 2015.

10.2*	Form of Option Agreement under the 2011 Equity Incentive Plan -- Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.3	Exclusive License Agreement, dated August 6, 2013, between CohBar, Inc. and the Regents of the University of California - Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.4	Exclusive License Agreement, dated November 3, 2011, between and among CohBar, Inc. and the Regents of the University of California, and Albert Einstein College of Medicine of Yeshiva University - Incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.5*	Form of Indemnification Agreement - Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.6*	Common Stock Purchase Warrant, dated April 11, 2014, issued to Jon Stern - Incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.7	Form of Common Stock Purchase Warrants issued January 9, 2014 - Incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.8*	Executive Employment Agreement, dated April 11, 2014, between CohBar, Inc. and Jon Stern - Incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.9*	Executive Employment Agreement, dated November 27, 2013, between CohBar, Inc. and Jeffrey F. Biunno - Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.10*	Executive Employment Agreement, dated November 17, 2014, between CohBar, Inc. and Kenneth Cundy - Incorporated by reference to Exhibit 10.13 to the Amendment No. 2 of our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 28, 2014.

10.11	Consulting Agreement, dated November 10, 2011, by and between the Company and Nir Barzilai, as extended by an extension agreement dated November 1, 2014 - Incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.12	Consulting Agreement, dated September 29, 2014, by and between the Company and Pinchas Cohen - Incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

23.1	Consent of independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract, compensatory agreement or arrangement, in which our directors or executive officers may participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2016	COHBAR, INC.

	By:	/s/ Jeffrey F. Biunno
Jeffrey F. Biunno
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Jeffrey F. Biunno and Simon Allen, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Simon Allen	Chief Executive Officer	March 30, 2016
Simon Allen	(Principal Executive Officer)

/s/ Jeffrey F. Biunno	Chief Financial Officer, Treasurer and Secretary	March 30, 2016
Jeffrey F. Biunno	(Principal Financial and Accounting Officer)

/s/ Jon L. Stern	Chief Operating Officer and Director	March 30, 2016
Jon L. Stern

/s/ Albion J. Fitzgerald	Chairman of the Board of Directors	March 30, 2016
Albion J. Fitzgerald

/s/ Nir Barzilai	Director	March 30, 2016
Nir Barzilai

/s/ Pinchas Cohen	Director	March 30, 2016
Pinchas Cohen

/s/ Marc E. Goldberg	Director	March 30, 2016
Marc E. Goldberg

