Form 10-K/A
period 2015-12-31
CohBar, Inc.
filed 2016-04-05
CIK 1522602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 30, 2016 (the “Original Filing”), of CohBar, Inc., is being filed for the sole purpose of correcting a typographical error on the cover page of the Original Filing that resulted in the submission of an incorrect Commission filing number.

Except for the foregoing, this Amendment No. 1 does not update or modify any of the information contained in the Original Filing. Other than as specifically set forth herein, this Amendment No. 1 continues to speak as of the date of the Original Filing. No attempt has been made in this Amendment No. 1 to modify or update the disclosures presented in the Original Filing or to modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the registrant’s other filings with the Securities and Exchange Commission. As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 includes updated certifications from the Company’s principal executive officer and principal financial officer as Exhibits 31.3, 31.4 and 32.2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 5, 2016		COHBAR, INC.

	By:	/s/ Jeffrey F. Biunno
Jeffrey F. Biunno
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.