Form 10-Q
period 2016-03-31
CohBar, Inc.
filed 2016-05-13
CIK 1522602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

(650) 446-7888

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

As of May 9, 2016 the registrant had outstanding 32,867,403 shares of common stock.

COHBAR, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CohBar, Inc.

Condensed Balance Sheets

	As of
	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,343,910	$4,803,687
Investments	4,754,318	5,487,800
Prepaid expenses and other current assets	123,713	88,223
Total current assets	9,221,941	10,379,710
Property and equipment, net	195,724	199,575
Other assets	22,644	20,492
Total assets	$9,440,309	$10,599,777

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$300,705	$209,730
Accrued liabilities	82,696	155,713
Accrued payroll and other compensation	123,178	217,250
Note payable, net of debt discount of $206 and $0 as of March 31, 2016 and December 31, 2015, respectively	102,424	-
Total current liabilities	609,003	582,693
Note payable, net of debt discount of $0 and $255 as of March 31, 2016 and December 31, 2015, respectively	102,630	205,005
Total liabilities	711,633	787,698

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized - 5,000,000 shares;
No shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value, Authorized 75,000,000 shares;
Issued and outstanding 32,337,541 shares as of March 31, 2016 and 32,320,891 as of December 31, 2015	32,338	32,321
Additional paid-in capital	18,247,175	18,114,295
Accumulated deficit	(9,550,837)	(8,334,537)
Total stockholders’ equity	8,728,676	9,812,079
Total liabilities and stockholders’ equity	$9,440,309	$10,599,777

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Condensed Statements of Operations

(unaudited)

	For The Three Months Ended March 31,
	2016	2015

Revenues	$-	$-

Operating expenses:
Research and development	737,100	262,760
General and administrative	479,932	516,986
Total operating expenses	1,217,032	779,746
Operating loss	(1,217,032)	(779,746)

Other income (expense):
Interest income	2,656	1,177
Interest expense	(1,875)	(1,756)
Other expense	-	(891)
Amortization of debt discount	(49)	(49)
Total other income (expense)	732	(1,519)
Net loss	$(1,216,300)	$(781,265)
Basic and diluted net loss per share	$(0.04)	$(0.06)
Weighted average common shares outstanding - basic and diluted	32,331,345	12,915,343

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Condensed Statements of Cash Flows

(unaudited)

	For The Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,216,300)	$(781,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,273	550
Stock-based compensation	123,646	145,514
Amortization of debt discount	49	49
Changes in operating assets and liabilities:
Restricted cash	-	4,055
Prepaid expenses and other current assets	(35,490)	(63,512)
Accounts payable	90,975	(125,589)
Accrued liabilities	(73,016)	(97,120)
Accrued payroll and other compensation	(94,072)	(28,140)
Net cash used in operating activities	(1,191,935)	(945,458)

Cash flows from investing activities:
Purchases of property and equipment	(8,422)	(12,278)
Payment for security deposit	(2,152)	(15,207)
Purchases of investments	(4,008,518)	(3,247,509)
Proceeds from redemptions of investments	4,742,000	-
Net cash provided by (used in) investing activities	722,908	(3,274,994)

Cash flows from financing activities:
Deferred offering costs	-	(30,321)
Proceeds from stock option exercises	2,600	-
Proceeds from exercise of compensation options	6,650	55,548
Proceeds from initial public offering, net	-	10,253,484
Proceeds from conversion of private placement puts	-	2,700,000
Net cash provided by financing activities	9,250	12,978,711

Net (decrease) increase in cash and cash equivalents	(459,777)	8,758,259
Cash and cash equivalents at beginning of period	4,803,687	1,194,492
Cash and cash equivalents at end of period	$4,343,910	$9,952,751

Non-cash investing and financing activities:
Reclassification of deferred offering costs to equity	$-	$785,197
Conversion of Series B Preferred Stock to Common Stock	$-	$5,400

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$1,300	$1,425

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

The Company’s primary activities since inception include research and development of its MBT pipeline, securing intellectual property protection, managing collaborations with Contract Research Organizations (“CROs”) and academic institutions, expanding its scientific leadership and laboratory staff and raising capital. To date, the Company has not generated any revenues from operations and does not expect to generate any revenues in the near future.

The unaudited interim condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K (the “2015 Form 10-K”), filed with the SEC on March 30, 2016. The interim unaudited condensed financial statements should be read in conjunction with those audited financial statements included in the 2015 Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any other period.

Note 2 - Management’s Liquidity Plans

As of March 31, 2016, the Company had working capital and stockholders’ equity of $8,612,938 and $8,728,676, respectively. During the three months ended March 31, 2016, the Company incurred a net loss of $1,216,300. The Company has not generated any revenues, has incurred net losses since inception and does not expect to generate revenues in the near term.

With the cash and investments on hand as of March 31, 2016, the Company believes that it has sufficient capital to meet its operating expenses and working capital needs into the second quarter of 2017, at which time additional capital will be required. However, if unanticipated difficulties arise the Company may be required to raise additional capital to support its operations or curtail its research and development activities until such time as additional capital becomes available. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain such financing on reasonable terms. The Company does not expect to generate revenues from its operations in the near future and there is no assurance that the Company will generate positive operating cash flow or become profitable in the future. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to reduce overhead or scale back its business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

All amounts are presented in U.S. Dollars.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates. The Company’s significant estimates and assumptions include the fair value of financial instruments, stock-based compensation, debt discount and the valuation allowance relating to the Company’s deferred tax assets.

Investments

Investments consist of U.S. Treasury Bills of $4,008,125, which are classified as held-to-maturity, and Certificates of Deposit of $746,193. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. All of the Company’s U.S. Treasury Bills mature within the next twelve months. Unrealized gains and losses are de minimis. As of March 31, 2016, the carrying value of the Company’s U.S. Treasury Bills approximates their fair value.

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

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of cash, marketable securities, accounts payable, accrued liabilities and short-term debt approximate fair value due to the short-term nature of these instruments. The amount of long-term debt included in the accompanying condensed balance sheets approximates its fair value.

Share-Based Payment

The Company accounts for share-based payments using the fair value method. For employees and directors, the fair value of the award is measured, as discussed below, on the grant date. For non-employees, fair value is generally valued based on the fair value of the services provided or the fair value of the equity instruments on the measurement date, whichever is more readily determinable and re-measured on each financial reporting dates until the service is complete. The Company has granted stock options at exercise prices equal to the higher of (i) the closing price of the Company’s common stock as reported on the OTCQX marketplace or (ii) the closing price of the Company’s common stock as reported by the TSX Venture Exchange on the date of grant.

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

The weighted-average Black-Scholes assumptions are as follows:

	For the Three Months Ended March 31,
	2016	2015
Expected life	6 years	2 years
Risk free interest rate	1.27%	0.71%
Expected volatility	79%	80%
Expected dividend yield	0%	0%
Forfeiture rate	0%	0%

As of March 31, 2016, total unrecognized stock option compensation expense is $1,043,216, which will be recognized as those options vest over a period of approximately four years. The amount of future stock option compensation expense could be affected by any future option grants or by any option holders leaving the Company before their grants are fully vested.

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

	March 31,	March 31,
	2016	2015
Warrants	8,064,716	7,936,391
Options	5,376,995	3,340,959
Totals	13,441,711	11,277,350

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 4 - Accrued Liabilities

Accrued liabilities consist of:

	As of	As of
	March 31, 2016	December 31, 2015
Lab services & supplies	$14,632	$72,044
Professional fees	45,864	48,265
Consultant fees	2,500	15,495
Interest	19,700	17,826
Amortization	-	2,083
Total accrued liabilities	$82,696	$155,713

Note 5 - Commitments and Contingencies

Litigations, Claims and Assessments

The Company may from time to time be party to litigation and subject to claims incident to the ordinary course of business. As the Company grows and gains prominence in the marketplace it may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect the Company’s future results of operations, cash flows or financial position. The Company is not currently a party to any legal proceedings.

Operating Lease

The Company is a party to a lease agreement for a laboratory facility. The laboratory space is leased on a month-to-month basis and is part of a shared facility in Menlo Park, California.

Rent expense was $34,396 and $19,015 for the three months ended March 31, 2016 and 2015, respectively. Rent expense for the three months ended March 31, 2015 included $5,700 for a previous laboratory space in Pasadena, California.

Note 6 - Stockholders’ Equity

Stock Options

The Company has one incentive stock plan, the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”), and has granted stock options to employees, non-employee directors and consultants from the 2011 Plan. Options granted under the 2011 Plan may be Incentive Stock Options or Non-statutory Stock Options, as determined by the Administrator at the time of grant. In January 2016 the Company issued a warrant to purchase 125,000 shares of the Company’s common stock to an investor relations firm as partial compensation for consulting services it will provide to us over a two year period. Pursuant to applicable policies of the TSX-V, the shares issuable under the warrant will be counted against the limit of shares authorized for issuance under the 2011 Plan, notwithstanding that the warrant was not issued under the 2011 Plan. After giving effect to this limitation there are 1,665,572 shares remaining available for issuance under the 2011 Plan at March 31, 2016.

During the three months ended March 31, 2016, the Company granted stock options to employees to purchase 1,696,000 shares of the Company’s common stock. The stock options had exercise prices that ranged from $1.10 to $1.55 per share, are subject to vesting over four years, have terms of ten years and have an aggregate grant date fair value of approximately $1,418,000.

The Company recorded $123,646 and $145,514 of stock based compensation in the three months ended March 31, 2016 and 2015, respectively.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 - Stockholders’ Equity (continued)

The following table represents stock option activity for the three months ended March 31, 2016:

			Weighted Average
	Stock Options		Exercise Price		Fair Value	Contractual	Aggregate
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Intrinsic Value
Balance – December 31, 2015	3,724,083	1,963,948	$0.67	$0.34	$0.34	7.09	$-
Granted	1,696,000	-	1.50	-	-	6.25	-
Exercised	(16,650)	(10,000)	-	-	-	-	-
Cancelled	(26,438)	-	-	-	-	-	-
Balance – March 31, 2016	5,376,995	2,093,179	$0.90	$0.35	$0.35	7.68	$3,307,919

The table above includes (i) 724,498 options granted to agents that took part in the IPO in the outstanding and exercisable balances and (ii) 6,650 options exercised by agents that took part in the IPO in exercised balance. All other balances are for employees and consultants.

Agent’s Compensation Options

In connection with the closing of its Initial Public Offering (“IPO”) in January 2015 the Company issued 786,696 compensation options (“Compensation Options”) to the agents that took part in the offering. Each Compensation Option is exercisable for a unit consisting of one share of common stock and one-half of one common stock purchase warrant at an exercise price of $1.00 per unit. The Compensation Options expire on July 6, 2016. Each whole warrant issuable upon exercise of Compensation Options is exercisable to acquire one share of common stock at an exercise price of $2.00 per share at any time up to January 6, 2017, subject to the Company’s right to accelerate the expiration time of the warrants if at any time the volume-weighted average trading price of its common stock is equal to or exceeds $3.00 per share for twenty (20) consecutive trading days. Because the Compensation Options are considered a cost of the IPO, the resulting value is recognized as both an increase and decrease to the equity section of the accompanying condensed balance sheets.

During the three months ended March 31, 2016, two agents that took part in the Company’s IPO exercised a total of 6,650 Compensation Options for cash proceeds of $6,650. As of March 31, 2016, 724,498 Compensation Options were outstanding.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 - Stockholders’ Equity (continued)

The following table summarizes information on stock options outstanding and exercisable as of March 31, 2016:

Exercise	Number	Weighted Average Remaining	Weighted Average	Number	Weighted Average
Price	Outstanding	Contractual Term	Exercise Price	Exercisable	Exercise Price

$0.05	72,876	6.01 years	$0.05	72,876	$0.05
$0.26	1,024,810	8.03 years	$0.26	803,909	$0.26
$0.73	1,475,687	8.63 years	$0.73	491,896	$0.73
$1.00	1,037,622	3.00 years	$1.00	724,498	$1.00
$1.10	10,000	9.78 years	$1.10	-	$1.10
$1.17	70,000	9.62 years	$1.17	-	$1.17
$1.22	190,000	9.85 years	$1.22	-	$1.22
$1.50	40,000	9.92 years	$1.50	-	$1.50
$1.55	1,456,000	9.94 years	$1.55	-	$1.55
Totals	5,376,995			2,093,179

Warrants

In January 2016 we issued a warrant to purchase 125,000 shares of the Company’s common stock to an investor relations firm as partial compensation for consulting services it will provide to us over a two year period.  The warrant is exercisable at $1.15 per share, has a term of three years and is subject to vesting over the two year service period.

During the three months ended March 31, 2016, the Company issued 3,325 common stock purchase warrants to agents that exercised their Compensation Options. The warrants are exercisable through January 6, 2017 at a price of $2.00 per share. The warrants are subject to the Company’s right to accelerate the expiration time of the warrants if at any time the volume-weighted average trading price of its common stock is equal to, or exceeds, $3.00 per share for twenty (20) consecutive trading days.

As of March 31, 2016, the Company has 8,064,716 warrants outstanding and exercisable to purchase common stock. Such warrants have a weighted average exercise price of $1.79, a weighted average remaining contractual life of 1.6 years and an aggregate intrinsic value of $1,237,954.

Note 7 - Related Party Transactions

Two of the Company’s directors, Pinchas Cohen and Nir Barzilai, provide consulting services to the Company pursuant to agreements that provide for annual compensation to each director of $42,000. Each agreement provides for an annual service term and can be extended by mutual consent of both parties. The service terms under the agreements expired in 2015. The Company continues to compensate Dr. Cohen and Dr. Barzilai for their ongoing services under the terms of the original agreements, as discussions about new agreements proceed. Payments of $10,500 were made to each Director during each of the three months ended March 31, 2016 and 2015. As of March 31, 2016 and December 31, 2015, no amounts were owed to either Director.

Note 8 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date on which the condensed financial statements were issued require adjustment or disclosure in the Company’s condensed financial statements.

In April and May 2016, an aggregate total of 419,588 Compensation Options were exercised for cash proceeds of $419,588.

Subsequent to March 31, 2016, 110,274 warrants were exercised for cash proceeds of $220,548.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”). All references to the first quarter and first three months of 2016 and 2015 mean the three-month periods ended March 31, 2016 and 2015, respectively. Unless the context otherwise requires, “CohBar,” “we,” “us” and “our” refer to CohBar, Inc.

Special Note Regarding Forward-Looking Statements

This report, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on our current expectations, estimates, forecasts, and projections about our business, our potential drug candidates, our capital resources and ability to fund our operations, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “would,” “could,” “intend,” “plan,” “believe,” “seek” and “estimate,” variations of these words, and similar expressions are intended to identify those forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this report under the section entitled “Risk Factors” in Item 1A of Part I of the 2015 Form 10-K, as supplemented or modified in our quarterly reports on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as may be required by law.

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

We have financed our operations primarily through proceeds from our IPO and concurrent private offering, private placements of our preferred stock, proceeds from the exercise of Agent’s Compensation Options and, to a lesser extent, from grants from research foundations. Since our inception through March 31, 2016, our operations have been funded with an aggregate of approximately $19.7 million, of which approximately $0.2 million was from a grant-funding organization and approximately $19.5 million was from the issuance of equity instruments.

Since inception, we have incurred significant operating losses. Our net losses were $1,216,300 and $781,265 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had an accumulated deficit of $9,550,837. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We expect to continue to incur significant expenses and operating losses as we continue research, discovery and pre-clinical development efforts on our current MBT candidates and any other MDPs, expand and protect our intellectual property portfolio, and hire additional development and scientific personnel. Our MBT drug target candidates are in early stages of investigational research. Candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase significantly for the foreseeable future as our product candidate development programs progress.

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

	For The Three Months Ended March 31,		Change
	2016	2015	$	%
Operating expenses:
Research and development	$737,100	$262,760	$474,340	181%
General and administrative	479,932	516,986	(37,054)	(7)%
Total operating expenses	$1,217,032	$779,746	$437,286	56%

Comparison of Three Months Ended March 31, 2016 and 2015

Research and development expenses were $737,100 in the three months ended March 31, 2016 compared to $262,760 in the prior year period, a $474,340 increase. The $474,340 increase in research and development expenses was due to a $236,583 increase in salary, wages and benefits due to the expansion of our scientific staff, a $199,730 increase in laboratory supply and preclinical study costs related to our efforts to develop optimized MBT candidates, and a $15,381 increase in rent expense related to our new and expanded lab space.  We expect research and development expenses to increase in the coming quarters as we continue to develop optimized MBT candidates.

General and administrative expenses were $479,932 in the three months ended March 31, 2016 compared to $516,986 in the prior year period, a $37,054 decrease. The $37,054 decrease in general and administrative expenses was primarily due to a decrease in stock based compensation costs due to the timing of expense recognition in the prior year, partially offset by compensation expense related to the hiring of our new CEO during the quarter. We expect general and administrative expenses for the year ending December 31, 2016 to be higher in comparison to prior years as we incur the costs associated with the addition of our new CEO and we continue to incur the costs associated with running a public company.

Liquidity and Capital Resources

As of March 31, 2016 we had $4,343,910 in cash and cash equivalents. We maintain our cash in a checking and savings account on deposit with a banking institution in the United States. We also maintain a portfolio of short-term highly liquid securities investing in U.S. Treasury Bills and Certificate of Deposits. As of March 31, 2016, we had an investments balance of $4,754,318.

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2016 and 2015 was $1,191,935 and $945,458, respectively. The cash used in operations for the three months ended March 31, 2016 was primarily due to our reported net loss of $1,216,300 and a $94,072 decrease in accrued payroll as bonuses recognized at the end of the previous year were paid in the current year quarter, offset by $123,646 in stock based compensation expense in the current year quarter. The cash used in operations for the three months ended March 31, 2015 was primarily due to our reported net loss of $781,265, a $125,589 decrease in accounts payable as the costs of our IPO was paid during the current year quarter, a $97,120 decrease in accrued liabilities as professional services accrued at December 31, 2014 were paid during the current year quarter, a $63,512 increase in prepaid expenses resulting from the increase in premiums for directors and officers insurance for a public company offset by $145,514 in stock based compensation expense in the current year quarter.

Cash Flows from Investing Activities

Net cash provided by investing activities in the three months ended March 31, 2016 was $722,908. The cash provided by investing activities of $722,908 was primarily due to the timing of maturities of our investments when compared to the purchases of those investments. The cash used in investing activities of $3,274,994 in the three months ended March 31, 2015 was primarily due to the investments we made in marketable securities such as U.S. Treasury Bills and Certificates of Deposit totaling $3,247,509.

Cash Flows from Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2016 and 2015 was $9,250 and $12,978,711, respectively. Cash provided by financing activities in the three months ended March 31, 2016 was due to the exercise of employee and Compensation Options. Cash provided by financing activities of $12,978,711 in the three months ended March 31, 2015 was primarily due to the completion of our IPO. We sold 11,250,000 units in the IPO at a price of $1.00 per unit, providing net proceeds of $10,253,484, net of agents’ commissions and expenses. Concurrently with the IPO, we also completed a previously-subscribed private placement of an additional 2,700,000 units for gross proceeds of $2,700,000.

Contractual Obligations

In February 2015, we entered into a lease agreement for a new and expanded laboratory facility. The laboratory space is leased on a month-to-month basis and is part of a shared facility in Menlo Park, California.

Rent expense was $34,396 and $19,015 for the three months ended March 31, 2016 and 2015, respectively. Rent expense for the three months ended March 31, 2015 included $5,700 for the laboratory space in Pasadena, California.

Item 4.    Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the end of the period covered by this report that our disclosure controls and procedures were not effective due to a material weakness. The material weakness relates to our having one employee assigned to positions that involve processing financial information, resulting in a lack of segregation of duties so that all journal entries and account reconciliations are reviewed by someone other than the preparer, heightening the risk of error or fraud. If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner. Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our research and development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended March 31, 2016. However, we continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. As our operations grow and become more complex, we intend to hire additional personnel in financial reporting and other areas. However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

On January 28, 2016, we issued a warrant to purchase 125,000 shares of our common stock to an investor relations firm as partial compensation for consulting services it will provide to us under an agreement dated January 1, 2016. The warrant has an exercise price of $1.15 per share, and is subject to a two-year vesting period conditioned on such firm’s continuous provision of consulting services over a two-year period. The warrant was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder.

Use of Proceeds from Registered Securities

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange Commission on December 16, 2014 pursuant to Rule 424(b). As of March 31, 2016, we have used proceeds from our IPO for working capital and general corporate purposes.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description
10.1*	Executive Employment Agreement, dated March 7, 2016, by and between the Company and Simon Allen -- Incorporated by reference from Exhibit 10.9 to Post-Effective Amendment No. 1 of the Company’s Registration Statement on Form S-1 (File No. 333-205519), as filed with the Commission on April 26, 2016
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory agreement or arrangement in which our directors or executive officers may participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on.

COHBAR, INC.

Date: May 13, 2016	By:	/s/ Jeffrey F. Biunno
Jeffrey F. Biunno
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

