Form 10-Q
period 2016-06-30
CohBar, Inc.
filed 2016-08-15
CIK 1522602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 10, 2016 the registrant had outstanding 33,432,514 shares of common stock.

COHBAR, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CohBar, Inc.

Condensed Balance Sheets

	As of
	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,630,034	$4,803,687
Investments	3,422,737	5,487,800
Prepaid expenses and other current assets	137,501	88,223
Total current assets	9,190,272	10,379,710
Property and equipment, net	209,976	199,575
Other assets	27,093	20,492
Total assets	$9,427,341	$10,599,777

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$252,861	$209,730
Accrued liabilities	126,711	155,713
Accrued payroll and other compensation	230,186	217,250
Note payable, net of debt discount	102,473	-
Total current liabilities	712,231	582,693
Note payable, net of debt discount	102,630	205,005
Total liabilities	814,861	787,698

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized 5,000,000 shares; No shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value, Authorized 75,000,000 shares; Issued and outstanding 33,157,944 shares as of June 30, 2016 and 32,320,891 as of December 31, 2015	33,158	32,321
Additional paid-in capital	19,657,981	18,114,295
Accumulated deficit	(11,078,659)	(8,334,537)
Total stockholders’ equity	8,612,480	9,812,079
Total liabilities and stockholders’ equity	$9,427,341	$10,599,777

The accompanying notes are an integral part of these condensed financial statements.

CohBar, Inc.

Condensed Statements of Operations

(unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-

Operating expenses:
Research and development	852,596	447,287	1,589,696	710,047
General and administrative	674,569	418,932	1,154,501	935,918
Total operating expenses	1,527,165	866,219	2,744,197	1,645,965
Operating loss	(1,527,165)	(866,219)	(2,744,197)	(1,645,965)

Other income (expense):
Interest income	1,274	1,022	3,930	2,199
Interest expense	(1,882)	(1,756)	(3,757)	(3,512)
Other expense	-	(528)	-	(1,419)
Amortization of debt discount	(49)	(49)	(98)	(98)
Total other (expense) income	(657)	(1,311)	75	(2,830)
Net loss	$(1,527,822)	$(867,530)	$(2,744,122)	$(1,648,795)
Basic and diluted net loss per share	$(0.05)	$(0.03)	$(0.08)	$(0.05)
Weighted average common shares outstanding - basic and diluted	32,880,589	32,320,891	32,605,984	31,763,073

The accompanying notes are an integral part of these condensed financial statements.

CohBar, Inc.

Condensed Statements of Cash Flows

(unaudited)

	For The Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,744,122)	$(1,648,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,512	7,875
Stock-based compensation	333,301	216,205
Amortization of debt discount	98	98
Changes in operating assets and liabilities:
Restricted cash	-	4,055
Prepaid expenses and other current assets	(49,278)	(86,634)
Accounts payable	43,131	(65,386)
Accrued liabilities	(29,002)	(204,106)
Accrued payroll and other compensation	12,936	(22,706)
Net cash used in operating activities	(2,407,424)	(1,799,394)

Cash flows from investing activities:
Purchases of property and equipment	(35,913)	(212,679)
Payment for security deposit	(6,601)	(16,612)
Purchases of investments	(6,583,937)	(6,243,714)
Proceeds from redemptions of investments	8,649,000	1,498,000
Net cash provided by (used in) investing activities	2,022,549	(4,975,005)

Cash flows from financing activities:
Deferred offering costs	-	(35,811)
Proceeds from exercise of warrants	712,246	-
Proceeds from stock option exercises	2,600	-
Proceeds from exercise of compensation options	496,376	55,548
Proceeds from initial public offering, net	-	10,253,484
Proceeds from conversion of private placement Puts	-	2,700,000
Net cash provided by financing activities	1,211,222	12,973,221

Net increase in cash and cash equivalents	826,347	6,198,822
Cash and cash equivalents at beginning of period	4,803,687	1,194,492
Cash and cash equivalents at end of period	$5,630,034	$7,393,314

Non-cash investing and financing activities:
Reclassification of deferred offering costs to equity	$-	$785,197
Conversion of Series B Preferred Stock to Common Stock	$-	$5,400,000

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$1,300	$1,425

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

The unaudited interim condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K (the “2015 Form 10-K”), filed with the SEC on March 30, 2016. The interim unaudited condensed financial statements should be read in conjunction with those audited financial statements included in the 2015 Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any other period.

Note 2 - Management’s Liquidity Plans

As of June 30, 2016, the Company had working capital and stockholders’ equity of $8,478,041 and $8,612,480, respectively. During the six months ended June 30, 2016, the Company incurred a net loss of $2,744,122. The Company has not generated any revenues, has incurred net losses since inception and does not expect to generate revenues in the near term.

With the $9,052,771 in cash and investments on hand as of June 30, 2016, the Company believes that it has sufficient capital to meet its operating expenses and working capital needs into the third quarter of 2017, at which time additional capital will be required. However, if unanticipated difficulties arise the Company may be required to raise additional capital to support its operations or curtail its research and development activities until such time as additional capital becomes available. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain such financing on reasonable terms. The Company does not expect to generate revenues from its operations in the near future and there is no assurance that the Company will generate positive operating cash flow or become profitable in the future. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to reduce overhead or scale back its business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

Investments

Investments consist of U.S. Treasury Bills of $1,929,640, which are classified as held-to-maturity, and Certificates of Deposit of $1,493,097. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. All of the Company’s U.S. Treasury Bills mature within the next twelve months. Unrealized gains and losses are de minimis. As of June 30, 2016, the carrying value of the Company’s U.S. Treasury Bills approximates their fair value.

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

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

The weighted-average fair value of options and warrants has been estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of each instrument is estimated on the date of grant utilizing certain assumptions for a risk free interest rate, volatility and expected remaining lives of the awards. Since the Company has a limited history of being publicly traded, the fair value of stock-based payment awards issued was estimated using a volatility derived from an index of comparable entities. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the number of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

The weighted-average Black-Scholes assumptions are as follows:

	For the Three and Six Months Ended June 30,
	2016	2015
Expected life	6 years	4 years
Risk free interest rate	1.25%	1.32%
Expected volatility	79%	80%
Expected dividend yield	0%	0%
Forfeiture rate	0%	0%

As of June 30, 2016, total unrecognized stock option compensation expense is $2,063,482, which will be recognized as those options vest over a period of approximately four years. The amount of future stock option compensation expense could be affected by any future option grants or by any option holders leaving the Company before their grants are fully vested.

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

	As of June 30,
	2016	2015
Warrants	7,940,733	7,936,391
Options	4,912,715	3,340,959
Totals	12,853,448	11,277,350

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 4 - Accrued Liabilities

Accrued liabilities consist of:

	As of	As of
	June 30, 2016	December 31, 2015
Lab services & supplies	$88,876	$72,044
Professional fees	7,752	48,265
Consultant fees	2,500	15,495
Interest	21,583	17,826
Expense reimbursement	6,000	-
Other	-	2,083
Total accrued expenses	$126,711	$155,713

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

Rent expense was $40,640 and $26,727 for the three months ended June 30, 2016 and 2015, respectively. Rent expense was $75,035 and $45,742 for the six months ended June 30, 2016 and 2015, respectively. Rent expense for the six months ended June 30, 2015 included $5,700 for a previous laboratory space in Pasadena, California.

Note 6 - Stockholders’ Equity

Stock Options

The Company has one incentive stock plan, the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”), and has granted stock options to employees, non-employee directors and consultants from the 2011 Plan. Options granted under the 2011 Plan may be Incentive Stock Options or Non-statutory Stock Options, as determined by the Administrator at the time of grant. In January 2016, the Company issued a warrant to purchase 125,000 shares of the Company’s common stock to an investor relations firm as partial compensation for consulting services it will provide to the Company over a two year period. Pursuant to applicable policies of the TSX-V, the shares issuable under the warrant will be counted against the limit of shares authorized for issuance under the 2011 Plan, notwithstanding that the warrant was not issued under the 2011 Plan. After giving effect to this limitation there are 1,665,572 shares remaining available for issuance under the 2011 Plan at June 30, 2016.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 - Stockholders’ Equity (continued)

During the six months ended June 30, 2016, the Company granted stock options to employees to purchase 1,696,000 shares of the Company’s common stock. The stock options have exercise prices that range from $1.10 to $1.55 per share, are subject to vesting over four years, have terms of ten years and have an aggregate grant date fair value of approximately $1,418,000.

During the six months ended June 30, 2016, 10,000 stock options were exercised for cash proceeds of $2,600.

The Company recorded $209,655 and $70,691 of stock based compensation in the three months ended June 30, 2016 and 2015, respectively. The Company recorded $333,301 and $216,205 of stock-based compensation in the six months ended June 30, 2016 and 2015, respectively.

The following table represents stock option activity for the six months ended June 30, 2016:

			Weighted Average				Aggregate
	Stock Options		Exercise Price		Fair Value	Contractual	Intrinsic
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Value
Balance – December 31, 2015	3,724,083	1,963,948	$0.67	$0.34	$0.34	7.09	$-
Granted	1,696,000	-	1.50	-	-	6.25	-
Exercised	(480,930)	-	-	-	-	-	-
Cancelled	(26,438)	-	-	-	-	-	-
Balance – June 30, 2016	4,912,715	1,863,762	$0.93	$0.37	$0.37	8.28	$5,754,558

The table above includes (i) 260,218 options granted to agents that took part in the IPO in the outstanding and exercisable balances at June 30, 2016 and (ii) 470,930 options exercised by agents that took part in the IPO in exercised balance. All other balances are for employees and consultants.

Agent’s Compensation Options

In connection with the closing of its Initial Public Offering (“IPO”) in January 2015 the Company issued 786,696 compensation options (“Compensation Options”) to the agents that took part in the offering. Each Compensation Option was exercisable for a unit consisting of one share of common stock and one-half of one common stock purchase warrant at an exercise price of $1.00 per unit. The Compensation Options expired on July 6, 2016. Each whole warrant issuable upon exercise of Compensation Options is exercisable to acquire one share of common stock at an exercise price of $2.00 per share at any time up to January 6, 2017, subject to the Company’s right to accelerate the expiration time of the warrants if at any time the volume-weighted average trading price of its common stock is equal to or exceeds $3.00 per share for twenty (20) consecutive trading days. Because the Compensation Options are considered a cost of the IPO, the resulting value is recognized as both an increase and decrease to the equity section of the accompanying condensed balance sheets.

During the six months ended June 30, 2016, the agents that took part in the Company’s IPO exercised a total of 470,930 Compensation Options into shares of common stock for cash proceeds of $470,930. An additional 25,431 Compensation Options were exercised during the six months ended June 30, 2016 for cash proceeds of $25,431. The common shares were subsequently issued in July 2016. The proceeds from the 25,431 Compensation Option exercise are included in Additional Paid-in Capital in the accompanying condensed balance sheet. As of June 30, 2016, 234,787 Compensation Options were outstanding.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 - Stockholders’ Equity (continued)

The following table summarizes information on stock options outstanding and exercisable as of June 30, 2016:

		Weighted	Weighted		Weighted
Exercise	Number	Average Remaining	Average	Number	Average
Price	Outstanding	Contractual Term	Exercise Price	Exercisable	Exercise Price

$0.05	72,876	5.76 years	$0.05	72,876	$0.05
$0.26	1,024,810	7.78 years	$0.26	860,084	$0.26
$0.73	1,475,687	8.38 years	$0.73	584,127	$0.73
$1.00	573,342	4.96 years	$1.00	346,675	$1.00
$1.10	10,000	9.53 years	$1.10	-	$1.10
$1.17	70,000	9.37 years	$1.17	-	$1.17
$1.22	190,000	9.60 years	$1.22	-	$1.22
$1.50	40,000	9.67 years	$1.50	-	$1.50
$1.55	1,456,000	9.69 years	$1.55	-	$1.55
Totals	4,912,715			1,863,762

Warrants

In January 2016, the Company issued a warrant to purchase 125,000 shares of the Company’s common stock to an investor relations firm as partial compensation for consulting services it will provide to us over a two-year period.  The warrant is exercisable at $1.15 per share, has a term of three years and is subject to vesting over the two-year service period.

During the three months ended June 30, 2016, the Company issued 232,140 common stock purchase warrants to agents that exercised their Compensation Options. During the six months ended June 30, 2016, the Company issued 235,465 common stock purchase warrants to agents that exercised their Compensation Options.

During the three and six months ended June 30, 2016, a total of 356,123 common stock purchase warrants were exercised into shares of common stock for cash proceeds of $712,246.

As of June 30, 2016, the Company has 7,940,733 warrants outstanding and exercisable to purchase common stock. Such warrants have a weighted average exercise price of $1.78, a weighted average remaining contractual life of 1.3 years and an aggregate intrinsic value of $2,508,405.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 7 - Related Party Transactions

Two of the Company’s directors, Pinchas Cohen and Nir Barzilai, provide consulting services to the Company pursuant to agreements that provide for annual compensation to each director of $42,000. Each agreement provides for an annual service term and can be extended by mutual consent of both parties. The service terms under the agreements expired in 2015. The Company continues to compensate Dr. Cohen and Dr. Barzilai for their ongoing services under the terms of the original agreements. Payments of $10,500 were made to each Director during each of the three months ended June 30, 2016 and 2015. During the six months ended June 30, 2016 and 2015, payments of $21,000 were made to each Director. As of June 30, 2016 and December 31, 2015, no amounts were owed to either Director.

Note 8 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date on which the condensed financial statements were issued require adjustment or disclosure in the Company’s condensed financial statements.

Subsequent to June 30, 2016, 234,739 Compensation Options were exercised for cash proceeds of $234,739 and 14,400 warrants were exercised for cash proceeds of $28,800.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”). All references to the second quarter and first six months of 2016 and 2015 are to the three and the six month periods ended June 30, 2016 and June 30, 2015, respectively. Unless the context otherwise requires, “CohBar,” “we,” “us” and “our” refer to CohBar, Inc.

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

We have financed our operations primarily through proceeds from sales of our equity securities and, to a lesser extent, from grants from research foundations. Since our inception through June 30, 2016, our operations have been funded with an aggregate of approximately $20.8 million, of which approximately $0.2 million was from a grant-funding organization and approximately $20.6 million was from the issuance of equity instruments.

Since inception, we have incurred significant operating losses. Our net losses were $2,744,122 and $1,648,795 for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had an accumulated deficit of $11,078,659. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We expect to continue to incur significant expenses and operating losses as we continue research, discovery and pre-clinical development efforts on our current MBT candidates and any other MDPs, expand and protect our intellectual property portfolio, and hire additional development and scientific personnel. Our MBT drug target candidates are in early stages of investigational research. Candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase significantly for the foreseeable future as our product candidate development programs progress.

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

We expense all research and development expenses as incurred. We expect our research and development expenses to continue to increase for the remainder of the year ending December 31, 2016, as we continue our efforts related to discovering, evaluating and optimizing our MDPs as potential MBT drug candidates.

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

	For The Three Months Ended June 30,		Change
	2016	2015	$	%
Operating expenses:
Research and development	$852,596	$447,287	$405,309	91%
General and administrative	674,569	418,932	255,637	61%
Total operating expenses	$1,527,165	$866,219	$660,946	76%

Comparison of Three Months Ended June 30, 2016 and 2015

Research and development expenses were $852,596 in the three months ended June 30, 2016 compared to $447,287 in the prior year period, a $405,309 increase. The increase in research and development expenses was due primarily to an increase of approximately $296,000 in salary, benefits and stock-based compensation due to the expansion of our scientific staff and an increase of approximately $107,000 in laboratory supplies related to our efforts to develop optimized MBT candidates. We expect research and development expenses to increase in the coming quarters as we continue to develop optimized MBT candidates.

General and administrative expenses were $674,569 in the three months ended June 30, 2016 compared to $418,932 in the prior year period, a $255,637 increase. The increase in general and administrative expenses was primarily due to an increase in salary, benefits and stock-based compensation due to the expansion of our general and administrative staff with the addition of our new Chief Executive Officer and the timing of a bonus accrued in the current year quarter. We expect general and administrative expenses for the year ending December 31, 2016 to be higher in comparison to prior years as we incur costs associated with the addition of our new CEO and we continue to incur costs associated with running a public company.

	For The Six Months Ended June 30		Change
	2016	2015	$	%
Operating expenses:
Research and development	$1,589,696	$710,047	$879,649	124%
General and administrative	1,154,501	935,918	218,583	23%
Total operating expenses	$2,744,197	$1,645,965	$1,098,232	67%

Comparison of Six Months Ended June 30, 2016 and 2015

Research and development expenses were $1,589,696 in the six months ended June 30, 2016 compared to $710,047 in the prior year period, an $879,649 increase. The increase in research and development expenses was due primarily to an increase of approximately $533,000 in salary, benefits and stock-based compensation due to the expansion of our scientific staff, an increase of approximately $277,000 in laboratory supplies and preclinical study costs related to our efforts to develop optimized MBT candidates.  We expect research and development expenses to increase in the coming quarters as we continue to develop optimized MBT candidates.

General and administrative expenses were $1,154,501 in the six months ended June 30, 2016 compared to $935,918 in the prior year period, a $218,583 increase. The increase in general and administrative expenses was primarily due to an increase in salary, benefits and stock-based compensation due to the expansion of our general and administrative staff with the addition of our new Chief Executive Officer and the timing of a bonus accrued in the current year period. We expect general and administrative expenses for the year ending December 31, 2016 to be higher in comparison to prior years as we incur the costs associated with the addition of our new CEO and we continue to incur the costs associated with running a public company.

Liquidity and Capital Resources

As of June 30, 2016 we had $5,630,034 in cash and cash equivalents. We maintain our cash in a checking and savings account on deposit with a banking institution in the United States. We also maintain a portfolio of short-term highly liquid securities investing in U.S. Treasury Bills and Certificate of Deposits. As of June 30, 2016, we had an investments balance of $3,422,737.

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2016 and 2015 was $2,407,424 and $1,799,394, respectively. The cash used in operations for the six months ended June 30, 2016 was primarily due to our reported net loss of $2,744,122 offset by $333,301 in stock based compensation expense in the current year period. The cash used in operations of $1,799,394 for the six months ended June 30, 2015 was primarily due to our reported net loss of $1,648,795.

Cash Flows from Investing Activities

Net cash provided by investing activities in the six months ended June 30, 2016 was $2,022,549. The cash provided by investing activities of $2,022,549 was primarily due to the timing of maturities of our investments when compared to the purchases of those investments. The cash used in investing activities of $4,975,005 in the six months ended June 30, 2015 was primarily due to net purchases of U.S. Treasury Bills and Certificates of Deposit totaling $4,745,714 and purchases of property and equipment totaling $212,679 as we built out our lab during the six month period ended June 30, 2015.

Cash Flows from Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2016 and 2015 was $1,211,222 and $12,973,221, respectively. Cash provided by financing activities of $1,211,222 in the six months ended June 30, 2016 was primarily due to the exercise of Compensation Options resulting in proceeds of $496,376 and the exercise of common stock purchase warrants resulting in proceeds of $712,246. Cash provided by financing activities of $12,973,221 in the six months ended June 30, 2015 was primarily due to the completion of our IPO. We sold 11,250,000 units in the IPO at a price of $1.00 per unit, providing net proceeds of $10,253,484, net of agents’ commissions and expenses. Concurrently with the IPO, we also completed a previously-subscribed private placement of an additional 2,700,000 units for gross proceeds of $2,700,000.

Contractual Obligations

We are a party to a lease agreement for a laboratory facility. The laboratory space is leased on a month-to-month basis and is part of a shared facility in Menlo Park, California.

Rent expense was $40,640 and $26,727 for the three months ended June 30, 2016 and 2015, respectively. Rent expense was $75,035 and $45,742 for the six months ended June 30, 2016 and 2015, respectively. Rent expense for the six months ended June 30, 2015 included $5,700 for a previous laboratory space in Pasadena, California.

Item 4.    Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the end of the period covered by this report that our disclosure controls and procedures were not effective due to a material weakness. The material weakness relates to our having one employee assigned to positions that involve processing financial information, resulting in a lack of segregation of duties so that all journal entries and account reconciliations are reviewed by someone other than the preparer, heightening the risk of error or fraud. If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner. Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our research and development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended June 30, 2016. However, we continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. As our operations grow and become more complex, we intend to hire additional personnel in financial reporting and other areas. However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Securities

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange Commission on December 16, 2014 pursuant to Rule 424(b). As of June 30, 2016, we have used proceeds from our IPO for working capital and general corporate purposes.

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

COHBAR, INC.

Date: August 15, 2016	By:	/s/ Jeffrey F. Biunno
Jeffrey F. Biunno
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

