Form 10-Q
period 2016-09-30
CohBar, Inc.
filed 2016-11-14
CIK 1522602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 11, 2016 the registrant had outstanding 33,765,264 shares of common stock.

COHBAR, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CohBar, Inc.

Condensed Balance Sheets

	As of
	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,012,237	$4,803,687
Investments	2,077,005	5,487,800
Prepaid expenses and other current assets	82,256	88,223
Total current assets	8,171,498	10,379,710
Property and equipment, net	225,313	199,575
Other assets	27,093	20,492
Total assets	$8,423,904	$10,599,777

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$424,064	$209,730
Accrued liabilities	143,944	155,713
Accrued payroll and other compensation	237,667	217,250
Note payable, net of debt discount	205,152	-
Total current liabilities	1,010,827	582,693
Note payable, net of debt discount	-	205,005
Total liabilities	1,010,827	787,698

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized 5,000,000 shares; No shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value, Authorized 75,000,000 shares; Issued and outstanding 33,432,514 shares as of September 30, 2016 and 32,320,891 as of December 31, 2015	33,433	32,321
Additional paid-in capital	20,112,032	18,114,295
Accumulated deficit	(12,732,388)	(8,334,537)
Total stockholders’ equity	7,413,077	9,812,079
Total liabilities and stockholders’ equity	$8,423,904	$10,599,777

The accompanying notes are an integral part of these condensed financial statements.

CohBar, Inc.

Condensed Statements of Operations

(unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-

Operating expenses:
Research and development	1,056,429	547,029	2,646,125	1,257,075
General and administrative	598,507	531,841	1,753,008	1,467,759
Total operating expenses	1,654,936	1,078,870	4,399,133	2,724,834
Operating loss	(1,654,936)	(1,078,870)	(4,399,133)	(2,724,834)

Other income (expense):
Interest income	3,142	1,451	7,072	3,650
Interest expense	(1,886)	(1,755)	(5,643)	(5,267)
Other expense	-	(33)	-	(1,452)
Amortization of debt discount	(49)	(49)	(147)	(147)
Total other income (expense)	1,207	(386)	1,282	(3,216)
Net loss	$(1,653,729)	$(1,079,256)	$(4,397,851)	$(2,728,050)
Basic and diluted net loss per share	$(0.05)	$(0.03)	$(0.13)	$(0.09)
Weighted average common shares outstanding - basic and diluted	33,416,874	32,320,891	32,878,254	31,951,056

The accompanying notes are an integral part of these condensed financial statements.

CohBar, Inc.

Condensed Statements of Cash Flows

(unaudited)

	For The Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(4,397,851)	$(2,728,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,273	18,920
Stock-based compensation	524,118	310,594
Amortization of debt discount	147	147
Changes in operating assets and liabilities:
Restricted cash	-	4,055
Prepaid expenses and other current assets	5,967	(81,177)
Accounts payable	214,334	(133,241)
Accrued liabilities	(11,769)	(151,925)
Accrued payroll and other compensation	20,417	77,154
Net cash used in operating activities	(3,603,364)	(2,683,523)

Cash flows from investing activities:
Purchases of property and equipment	(67,011)	(220,266)
Payment for security deposit	(6,601)	(19,393)
Purchases of investments	(8,662,205)	(9,241,024)
Proceeds from redemptions of investments	12,073,000	3,496,000
Net cash provided by (used in) investing activities	3,337,183	(5,984,683)

Cash flows from financing activities:
Deferred offering costs	-	(35,811)
Proceeds from exercise of warrants	741,046	-
Proceeds from stock option exercises	2,600	-
Proceeds from exercise of compensation options	731,085	55,548
Proceeds from initial public offering, net	-	10,253,484
Proceeds from conversion of private placement Puts	-	2,700,000
Net cash provided by financing activities	1,474,731	12,973,221

Net increase in cash and cash equivalents	1,208,550	4,305,015
Cash and cash equivalents at beginning of period	4,803,687	1,194,492
Cash and cash equivalents at end of period	$6,012,237	$5,499,507

Non-cash investing and financing activities:
Reclassification of deferred offering costs to equity	$-	$785,197
Conversion of Series B Preferred Stock to Common Stock	$-	$5,400,000

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$1,300	$1,425

The accompanying notes are an integral part of these condensed financial statements.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Business Organization and Basis of Presentation

CohBar, Inc. (“CohBar” or the “Company”) is a leader in the research and development of mitochondria based therapeutics (MBTs), an emerging class of drugs for the treatment of diseases associated with aging. MBTs originate from the discovery by the Company’s founders of a novel group of peptides within the genome of mitochondria, the powerhouses of the cell. The Company’s ongoing development of these mitochondrial-derived peptides (MDPs) into MBTs offers the potential to address a broad range of diseases such as type 2 diabetes, obesity, nonalcoholic steatohepatitis (NASH), cancer, atherosclerosis and neurodegenerative disorders.

The Company’s primary activities since inception include the discovery of MDPs and research and development of its MBT pipeline, securing intellectual property protection, managing collaborations with Contract Research Organizations (“CROs”) and academic institutions, expanding its scientific leadership and laboratory staff and raising capital. To date, the Company has not generated any revenues from operations and does not expect to generate any revenues in the near future.

The unaudited interim condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by U.S. GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K (the “2015 Form 10-K”), filed with the SEC on March 30, 2016. The interim unaudited condensed financial statements should be read in conjunction with those audited financial statements included in the 2015 Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any other period.

Note 2 - Management’s Liquidity Plans

As of September 30, 2016, the Company had working capital and stockholders’ equity of $7,160,671 and $7,413,077, respectively. During the nine months ended September 30, 2016, the Company incurred a net loss of $4,397,851. The Company has not generated any revenues, has incurred net losses since inception and does not expect to generate revenues in the near term.

Based on current budget assumptions, funding from warrant exercises (see Note 6) and with the cash and investments on hand as of September 30, 2016, the Company believes that it has sufficient capital to meet its operating expenses and working capital needs for the next twelve months from the date of this filing. However, if other unanticipated difficulties arise the Company may be required to raise additional capital to support its operations, curtail its research and development activities until such time as additional capital becomes available and delay its target for its upcoming FDA filings and clinical activities. These activities will allow the Company to slow its rate of spending and extend its use of cash until additional capital is raised. There can be no assurance that such a plan will be successful. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain such financing on reasonable terms.

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

Investments

As of September 30, 2016, investments consisted of U.S. Treasury Bills of $1,492,309, which are classified as held-to-maturity, and Certificates of Deposit of $584,696. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. All of the Company’s U.S. Treasury Bills mature within the next twelve months. Unrealized gains and losses are de minimis. As of September 30, 2016, the carrying value of the Company’s U.S. Treasury Bills approximates their fair value.

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

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of cash, accounts payable, accrued liabilities and short-term debt approximate fair value due to the short-term nature of these instruments. The amount of long-term debt included in the accompanying condensed balance sheets approximates its fair value.

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

The weighted-average Black-Scholes assumptions are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Expected life	9 years	8 years	6 years	2 years
Risk free interest rate	1.51%	1.62%	1.25%	0.70%
Expected volatility	79%	79%	79%	80%
Expected dividend yield	0%	0%	0%	0%
Forfeiture rate	0%	0%	0%	0%

As of September 30, 2016, total unrecognized stock option compensation expense was $1,919,969, which will be recognized as those options vest over a period of approximately four years. The amount of future stock option compensation expense could be affected by any future option grants or by any option holders leaving the Company before their grants are fully vested.

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

	As of September 30,
	2016	2015
Warrants	8,056,418	7,936,391
Options	4,652,497	3,659,083
Totals	12,708,915	11,595,474

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 4 - Accrued Liabilities

Accrued liabilities consist of:

	As of	As of
	September 30, 2016	December 31, 2015
Lab services & supplies	$46,589	$72,044
Professional fees	70,684	48,265
Consultant fees	2,500	15,495
Interest	23,468	17,826
Other	703	2,083
Total accrued expenses	$143,944	$155,713

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

Rent expense was $41,343 and $30,904 for the three months ended September 30, 2016 and 2015, respectively. Rent expense was $116,378 and $76,646 for the nine months ended September 30, 2016 and 2015, respectively. Rent expense for the nine months ended September 30, 2015 included $5,700 for a previous laboratory space in Pasadena, California.

Note 6 - Stockholders’ Equity

Stock Options

The Company has one incentive stock plan, the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”), and has granted stock options to employees, non-employee directors and consultants from the 2011 Plan. Options granted under the 2011 Plan may be Incentive Stock Options or Non-statutory Stock Options, as determined by the Administrator at the time of grant. In January 2016, the Company issued a warrant to purchase 125,000 shares of the Company’s common stock to an investor relations firm as partial compensation for consulting services it will provide to the Company over a two year period.   Pursuant to applicable policies of the TSX-V, the shares issuable under the warrant will be counted against the limit of shares authorized for issuance under the 2011 Plan, notwithstanding that the warrant was not issued under the 2011 Plan. After giving effect to this limitation there were 1,665,572 shares remaining available for issuance under the 2011 Plan at September 30, 2016.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 - Stockholders’ Equity (continued)

During the nine months ended September 30, 2016, the Company granted stock options to employees to purchase 1,696,000 shares of the Company’s common stock. The stock options have exercise prices that range from $1.10 to $1.55 per share, are subject to vesting over four years, have terms of ten years and have an aggregate grant date fair value of approximately $1,418,000.

During the nine months ended September 30, 2016, 10,000 stock options were exercised for cash proceeds of $2,600.

The Company recorded $190,816 and $94,389 of stock based compensation in the three months ended September 30, 2016 and 2015, respectively. The Company recorded $524,118 and $310,594 of stock-based compensation in the nine months ended September 30, 2016 and 2015, respectively.

The following table represents stock option activity for the nine months ended September 30, 2016:

			Weighted Average
	Stock Options		Exercise Price		Fair	Contractual	Aggregate
	Outstanding	Exercisable	Outstanding	Exercisable	Value Vested	Life (Years)	Intrinsic Value
Balance – December 31, 2015	3,724,083	1,963,948	$0.67	$0.34	$0.34	7.09	$-
Granted	1,696,000	-	1.50	-	-	6.25	-
Exercised	(741,100)	-	-	-	-	-	-
Cancelled	(26,486)	-	-	-	-	-	-
Balance – September 30, 2016	4,652,497	1,762,984	$0.92	$0.37	$0.37	8.49	$5,468,318

The table above includes 731,100 compensation options in the exercised balance that were exercised by agents that took part in the IPO.

Agent’s Compensation Options

In connection with the closing of its Initial Public Offering (“IPO”) in January 2015 the Company issued 786,696 compensation options (“Compensation Options”) to the agents that took part in the offering. Each Compensation Option was exercisable for a unit consisting of one share of common stock and one-half of one common stock purchase warrant at an exercise price of $1.00 per unit. During the nine months ended September 30, 2016, the agents that took part in the Company’s IPO exercised a total of 731,100 Compensation Options into shares of common stock for net cash proceeds of $731,085. The unexercised Compensation Options expired on July 6, 2016. Each whole warrant issuable upon exercise of Compensation Options is exercisable to acquire one share of common stock at an exercise price of $2.00 per share at any time up to January 6, 2017, subject to the Company’s right to accelerate the expiration time of the warrants if at any time the volume-weighted average trading price of its common stock is equal to or exceeds $3.00 per share for twenty (20) consecutive trading days. Because the Compensation Options were considered a cost of the IPO, the resulting value is recognized as both an increase and decrease to the equity section of the accompanying condensed balance sheets.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 - Stockholders’ Equity (continued)

The following table summarizes information on stock options outstanding and exercisable as of September 30, 2016:

		Weighted	Weighted		Weighted
Exercise	Number	Average Remaining	Average	Number	Average
Price	Outstanding	Contractual Term	Exercise Price	Exercisable	Exercise Price

$0.05	72,876	5.51 years	$0.05	72,876	$0.05
$0.26	1,024,810	7.53 years	$0.26	889,690	$0.26
$0.73	1,475,687	8.12 years	$0.73	676,357	$0.73
$1.00	313,124	8.81 years	$1.00	106,457	$1.00
$1.10	10,000	9.27 years	$1.10	-	$1.10
$1.17	70,000	9.12 years	$1.17	17,604	$1.17
$1.22	190,000	9.35 years	$1.22	-	$1.22
$1.50	40,000	9.42 years	$1.50	-	$1.50
$1.55	1,456,000	9.44 years	$1.55	-	$1.55
Totals	4,652,497			1,762,984

Warrants

In January 2016, the Company issued a warrant to purchase 125,000 shares of the Company’s common stock to an investor relations firm as partial compensation for consulting services to be provided over a two-year period.  The warrant is exercisable at $1.15 per share, has a term of three years and is subject to vesting over the two-year service period.

During the nine months ended September 30, 2016, the Company issued 365,550 common stock purchase warrants to agents that exercised their Compensation Options.

During the nine months ended September 30, 2016, a total of 370,523 common stock purchase warrants were exercised into shares of common stock for cash proceeds of $741,046.

The following table represents warrant activity for the nine months ended September 30, 2016:

			Weighted Average
	Warrants		Exercise Price		Fair	Contractual	Aggregate
	Outstanding	Exercisable	Outstanding	Exercisable	Value Vested	Life (Years)	Intrinsic Value
Balance – December 31, 2015	7,936,391	7,936,391	$1.80	$1.80	$0.41	1.80	$-
Granted	490,550	360,465	-	-	-	-	-
Exercised	(370,523)	-	-	-	-	-	-
Cancelled	-	-	-	-	-	-	-
Balance – September 30, 2016	8,056,418	7,978,293	$1.79	$1.79	$0.41	1.32	$2,519,973

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 7 - Related Party Transactions

Two of the Company’s directors, Pinchas Cohen and Nir Barzilai, provide consulting services to the Company pursuant to agreements that provide for annual compensation to each director of $42,000. Each agreement provides for an annual service term and can be extended by mutual consent of both parties. The service terms under the agreements expired in 2015. The Company continues to compensate Dr. Cohen and Dr. Barzilai for their ongoing services under the terms of the original agreements. The Company incurred expenses of $10,500 for services performed by each Director during each of the three months ended September 30, 2016 and 2015. During the nine months ended September 30, 2016 and 2015, the Company incurred expenses of $21,000 for services performed by each Director. As of September 30, 2016 and December 31, 2015, no amounts were owed to either Director.

Note 8 - Subsequent Events

Subsequent to September 30, 2016, 332,750 warrants to purchase the Company’s commons stock were exercised for cash proceeds of $665,500. Of the 332,750 warrants exercised, 325,000 were exercised by Officers of the Company.

Management has evaluated subsequent events to determine if events or transactions occurring through the date on which the condensed financial statements were issued require adjustment or disclosure in the Company’s condensed financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”). All references to the third quarter and first nine months of 2016 and 2015 are to the three and the nine month periods ended September 30, 2016 and September 30, 2015, respectively. Unless the context otherwise requires, “CohBar,” “we,” “us” and “our” refer to CohBar, Inc.

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

Overview

We are a leader in the research and development of mitochondria based therapeutics (MBTs), an emerging class of drugs with potential for the treatment of diseases associated with aging. MBTs originate from the discovery by our founders of a novel group of peptides within the genome of mitochondria, the powerhouses of the cell. Our ongoing development of these mitochondrial-derived peptides (MDPs) into MBTs offers the potential to address a broad range of diseases such as type 2 diabetes, obesity, nonalcoholic steatohepatitis (NASH), cancer, atherosclerosis and neurodegenerative disorders.

Our operations to date have been focused on organizing and staffing our company, business planning, raising capital and research and development of our MDPs. Our research efforts have focused on discovering and evaluating our MDPs for potential development as MBT drug candidates. We seek to identify and advance research on MDPs with superior potential for yielding a MBT drug candidate, and ultimately a drug, for which we have a strong intellectual property position.

Since our formation in 2007, we have in-licensed key intellectual property from our founders’ affiliated academic institutions, developed methods for identifying new MDPs, discovered new biologically active MDPs, filed additional provisional patent applications to expand our intellectual property, studied various MDPs in both in vitro and in vivo models and identified a number of MDPs with potential therapeutic value in the treatment of diabetes, obesity, NASH, cancer, Alzheimer’s disease, atherosclerosis and other diseases. Based on our evaluation of MDPs currently in our research pipeline we are actively prioritizing additional MDPs for potential advancement into MBT drug candidate programs.

We have identified two analogs from our MOTS-c program for advancement into IND-enabling activities. Those candidates, CB4209 and CB4211, have demonstrated significant therapeutic potential in pre-clinical models for the treatment of obesity, with additional confirmatory studies planned, including the determination of therapeutic potential for the treatment of NASH, and as a potential add-on to other drugs for the treatment of type 2 diabetes. We are initiating IND-enabling activities and confirmatory studies for both of these first-in-class MOTS-c analog drug candidates. In addition to these candidates, we have discovered numerous additional new peptides encoded within the genome of mitochondria.

We are the exclusive licensee from the Regents of the University of California and the Albert Einstein College of Medicine of four issued U.S. patents, three U.S. patent applications, a divisional U.S. patent application, and several related international patent applications in various international jurisdictions. Our licensed patents and patent applications include claims that are directed to compositions comprising MDPs and their analogs and/or methods of their use in the treatment of indicated diseases. Additionally, we have filed a provisional patent application directed to composition of matter and methods of use for novel MOTS-c analogs we have developed, including our CB4209 and CB4211 candidates. We have also filed numerous provisional patent applications relating to our newly discovered MDPs and their analogs, and we may file additional patent applications going forward. Our new provisional patent applications are not subject to the license agreements with the Regents of the University of California and the Albert Einstein College of Medicine.

We have financed our operations primarily through proceeds from sales of our equity securities and, to a far lesser extent, from grants from research foundations. Since our inception through September 30, 2016, our operations have been funded with an aggregate of approximately $21.1 million, of which approximately $0.2 million was from a grant-funding organization and approximately $20.9 million was from the issuance of equity instruments.

Since inception, we have incurred significant operating losses. Our net losses were $4,397,851 and $2,728,050 for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had an accumulated deficit of $12,732,388. Based on current budget assumptions, funding from warrant exercises (see Note 6) and with the cash and investments on hand as of September 30, 2016, we believe that we have sufficient capital to meet our operating expenses and working capital needs for the next twelve months from the date of this filing. However, if other unanticipated difficulties arise we may be required to raise additional capital to support our operations, curtail our research and development activities until such time as additional capital becomes available and delay our target for our upcoming FDA filings and clinical activities. These activities will allow us to slow our rate of spending and extend our use of cash until additional capital is raised. There can be no assurance that such a plan will be successful. There is no assurance that additional financing will be available when needed or that we will be able to obtain such financing on reasonable terms. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We expect to continue to incur significant expenses and operating losses as we continue research, discovery and pre-clinical development efforts on our current MBT candidates and any other MDPs, expand and protect our intellectual property portfolio, and hire additional development and scientific personnel. Our MBT drug target candidates are in early stages of investigational research. Candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase significantly for the foreseeable future as our product candidate development programs progress.

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

We expense all research and development expenses as incurred. We expect our research and development expenses to continue to increase for the remainder of the year ending December 31, 2016, as we continue our efforts related to discovering, evaluating, optimizing and exploiting our MDPs as potential MBT drug candidates.

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

	For The Three Months Ended September 30,		Change
	2016	2015	$	%
Operating expenses:
Research and development	$1,056,429	$547,029	$509,400	93%
General and administrative	598,507	531,841	66,666	13%
Total operating expenses	$1,654,936	$1,078,870	$576,066	53%

Comparison of Three Months Ended September 30, 2016 and 2015

Research and development expenses were $1,056,429 in the three months ended September 30, 2016 compared to $547,029 in the prior year period, a $509,400 increase. The increase in research and development expenses was due primarily to an increase of $333,120 in  expenses related to our efforts to develop optimized MBT candidates and an increase of $159,070 in salary, benefits and stock-based compensation due to the expansion of our scientific staff. We expect research and development expenses to increase in the coming quarters as we continue to develop optimized MBT candidates.

General and administrative expenses were $598,507 in the three months ended September 30, 2016 compared to $531,841 in the prior year period, a $66,666 increase. The increase in general and administrative expenses was primarily due to an increase in salary, benefits and stock-based compensation due to the expansion of our executive team with the addition of our new Chief Executive Officer offset by the timing of a bonus accrued in the previous year quarter with no corresponding expense in the current year period. We expect general and administrative expenses for the year ending December 31, 2016 to be higher in comparison to prior years as we incur costs associated with the addition of our new CEO and as we incur increased costs associated with running a public company.

	For The Nine Months Ended September 30,		Change
	2016	2015	$	%
Operating expenses:
Research and development	$2,646,125	$1,257,075	$1,389,050	110%
General and administrative	1,753,008	1,467,759	285,249	19%
Total operating expenses	$4,399,133	$2,724,834	$1,674,299	61%

Comparison of Nine Months Ended September 30, 2016 and 2015

Research and development expenses were $2,646,125 in the nine months ended September 30, 2016 compared to $1,257,075 in the prior year period, a $1,389,050 increase. The increase in research and development expenses was due primarily to an increase of $692,570 in salary, benefits and stock-based compensation due to the expansion of our scientific staff and an increase of $610,480 in expenses related to our efforts to develop optimized MBT candidates.  We expect research and development expenses to increase in the coming quarters as we initiate IND-enabling activities for our CB4209 and CB4211 MBT candidates and continue to evaluate our pipeline of MDPs.

General and administrative expenses were $1,753,008 in the nine months ended September 30, 2016 compared to $1,467,759 in the prior year period, a $285,249 increase. The increase in general and administrative expenses was primarily due to an increase in salary, benefits and stock-based compensation due to the expansion of our executive team with the addition of our new Chief Executive Officer. We expect general and administrative expenses for the year ending December 31, 2016 to be higher in comparison to prior years as we incur the costs associated with the addition of our new CEO and as we incur increased costs associated with running a public company.

Liquidity and Capital Resources

As of September 30, 2016 we had $6,012,237 in cash and cash equivalents. We maintain our cash in a checking and savings account on deposit with a banking institution in the United States. We also maintain a portfolio of short-term highly liquid securities investing in U.S. Treasury Bills and Certificate of Deposits. As of September 30, 2016, we had investments of $2,077,005.

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2016 and 2015 was $3,603,364 and $2,683,523, respectively. The cash used in operations for the nine months ended September 30, 2016 was primarily due to our reported net loss of $4,397,851 offset by $524,118 in stock based compensation expense in the current year period and an increase of $214,334 in accounts payable due to the timing of invoices received during the quarter. The cash used in operations of $2,683,523 for the nine months ended September 30, 2015 was primarily due to our reported net loss of $2,728,050.

Cash Flows from Investing Activities

Net cash provided by investing activities in the nine months ended September 30, 2016 was $3,337,183. The cash provided by investing activities was primarily due to net proceeds from redemptions of investments which totaled $3,410,795 offset by $67,011 in purchases of property and equipment for our lab. The cash used in investing activities of $5,984,683 in the nine months ended September 30, 2015 was primarily due to net purchases of U.S. Treasury Bills and Certificates of Deposit totaling $5,745,024 and purchases of property and equipment totaling $220,226 as we built out our lab during the nine months ended September 30, 2015.

Cash Flows from Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2016 and 2015 was $1,474,731 and $12,973,221, respectively. Cash provided by financing activities of $1,474,731 in the nine months ended September 30, 2016 was primarily due to the exercise of Compensation Options resulting in proceeds of $741,046 and the exercise of common stock purchase warrants resulting in proceeds of $731,085. Cash provided by financing activities of $12,973,221 in the nine months ended September 30, 2015 was primarily due to the completion of our IPO. We sold 11,250,000 units in the IPO at a price of $1.00 per unit, providing net proceeds of $10,253,484, net of agents’ commissions and expenses. Concurrently with the IPO, we also completed a previously-subscribed private placement of an additional 2,700,000 units for gross proceeds of $2,700,000.

Contractual Obligations

We are a party to a lease agreement for a laboratory facility. The laboratory space is leased on a month-to-month basis and is part of a shared facility in Menlo Park, California.

Rent expense was $41,343 and $30,904 for the three months ended September 30, 2016 and 2015, respectively. Rent expense was $116,378 and $76,646 for the nine months ended September 30, 2016 and 2015, respectively. Rent expense for the nine months ended September 30, 2015 included $5,700 for a previous laboratory space in Pasadena, California.

Item 4.    Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the end of the period covered by this report that our disclosure controls and procedures were not effective due to a material weakness. The material weakness relates to our having one employee assigned to positions that involve processing financial information, resulting in a lack of segregation of duties so that all journal entries and account reconciliations are reviewed by someone other than the preparer, heightening the risk of error or fraud. If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner. Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our research and development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended September 30, 2016. However, we continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. As our operations grow and become more complex, we intend to hire additional personnel in financial reporting and other areas. However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For a discussion of risks and uncertainties that may affect our operations and securities, please see “Risk Factors” in Item 1A to Part I of our 2015 Form 10-K. In addition, the following supplements and amends the risk factors described in our 2015 Form 10-K.

We may not be successful in our efforts to identify or discover potential drug development candidates.

A key element of our strategy is to identify and test MDPs that play a role in cellular processes underlying our targeted disease indications. A significant portion of the research that we are conducting involves emerging scientific knowledge and drug discovery methods. Our drug discovery efforts may not be successful in identifying additional MBTs that may be useful in treating disease. Early research programs may initially show promise in identifying potential drug development candidates, but actual results produced by our identified drug candidates may differ materially from initial data, including the results of pre-clinical or clinical studies, and such results may not support further clinical development. Our research programs may fail to yield candidates for pre-clinical and clinical development for a number of reasons, including:

●	the research methodology used may not be successful in identifying additional appropriate potential drug development candidates; or

●	our current and potential drug development candidates may, on further study, be shown not to be effective in humans, or to have unacceptable toxicities, harmful side effects, or other characteristics that indicate that they are unlikely to be medicines that will receive marketing approval and achieve market acceptance.

Research programs to identify and develop new product candidates require substantial technical, financial and human resources. We may choose to focus our efforts and resources on a potential product candidate that ultimately proves to be unsuccessful. If we are unable to identify suitable MBTs for pre-clinical and clinical development, or if the MBTs that we identify prove to be unsuccessful, we will not be able to obtain product revenues in future periods, which likely would result in significant harm to our financial position and adversely impact our stock price.

We have had a history of losses and no revenue.

Since our conversion to a Delaware corporation in September 2009 through September 30, 2016, we have accumulated losses of $12,732,388. As of September 30, 2016, we had working capital of $7,160,671 and stockholders’ equity of $7,413,077. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations and do not expect to generate any revenue from the sale of products in the near future. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. Based on current budget assumptions, funding from warrant exercises and with the cash and investments on hand as of September 30, 2016, we believe that we have sufficient capital to meet our operating expenses and working capital needs for the next twelve months from the date of this filing.  However, if other unanticipated difficulties arise, then, prior to this time, we may be required to raise additional capital to support our operations, curtail our research and development activities until such time as additional capital becomes available and delay our target for upcoming FDA filings and clinical activities.   Further, until we can generate significant revenues, if ever, we expect to satisfy our future cash needs through equity or debt financing. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations. In the event we are not able to continue operations our stockholders will likely suffer a complete loss of their investments in our securities.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Securities

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange Commission on December 16, 2014 pursuant to Rule 424(b). As of September 30, 2016, we have used proceeds from our IPO for working capital and general corporate purposes.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description

10.1	Amendment, dated as of July 11, 2016, to Executive Employment Agreement, dated as of November 27, 2013, between CohBar, Inc. and Jeffrey F. Biunno.*
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Indicates management contract, compensatory agreement or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on.

COHBAR, INC.

Date: November 14, 2016	By:	/s/ Jeffrey F. Biunno
Jeffrey F. Biunno
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

