Form 10-K
period 2016-12-31
CohBar, Inc.
filed 2017-03-31
CIK 1522602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common equity held by non-affiliates as of June 30, 2016 was $43,750,384, based upon the closing price of the Registrant’s common stock as quoted in OTCQX Marketplace on such date. As of March 28, 2017 the registrant had outstanding 35,857,701 shares of common stock.

Documents Incorporated by Reference

The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for its 2017 Annual Meeting of Shareholders.

COHBAR, INC.

2016 FORM 10-K ANNUAL REPORT

PART I

Forward-Looking Statements

This report, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on our current expectations, estimates, forecasts, and projections about our business, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “may”, “will”, “should”, “could”, “anticipate”, “believe”, “expect”, “intend”, “plan”, “potential”, “continue” and similar expressions are intended to identify these forward looking statements. Examples of such forward-looking statements include:

●	statements regarding anticipated outcomes of our research into mitochondrial-derived peptides (MDPs), and pre-clinical and clinical trials for our mitochondria based therapeutics (MBTs);

●	expectations regarding the future market for any drug we may develop;

●	statements regarding the anticipated therapeutic properties of our MBT drug development candidates;

●	expectations regarding our ability to effectively protect our intellectual property; and

●	expectations regarding our ability to attract and retain qualified employees and key personnel.

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

Item 1. Business

OVERVIEW

CohBar, Inc. (“CohBar,” “we,” “us,” “our,” “its” or the “Company”) is an innovative biotechnology company and a leader in the research and development of mitochondria based therapeutics (MBTs), an emerging class of drugs with the potential to treat a wide range of diseases associated with aging and metabolic dysfunction, including obesity, fatty liver disease (NAFLD) and non-alcoholic steatohepatitis (NASH), type 2 diabetes mellitus (T2D), cancer, atherosclerosis, cardiovascular disease and neurodegenerative diseases such as Alzheimer’s.

MBTs originate from almost two decades of research by our founders, resulting in their discovery of a novel group of peptides called mitochondrial-derived peptides (MDPs) encoded within the genome of mitochondria, the powerhouses of the cell. These naturally occurring MDPs and certain related analogs have demonstrated a range of biological activity and therapeutic potential in pre-clinical models across multiple diseases associated with aging.

We believe CohBar is a first mover in exploring the mitochondrial genome for therapeutically relevant peptides, and have developed a proprietary MBT technology platform which uses proprietary cell based assays and animal models of disease to rapidly identify mitochondrial peptides with promising biological activity. Once identified, we deploy proprietary optimization techniques to improve the drug-like properties of our MBT candidates, enabling us to match the most biologically promising peptides to disease indications that have substantial unmet medical needs.

In September 2016, we advanced two novel, optimized analogs of our MOTS-c MDP, CB4209 and CB4211, into IND-enabling studies as our lead MBT drug candidates with potential for treatment of fatty liver disease (NAFLD), Nonalcoholic steatohepatitis (NASH), obesity, and type 2 diabetes (T2D). To date, our founders and scientific team have discovered a large number of MDPs that have demonstrated a range of biological activities and therapeutic potential. Our ongoing research and development of our pipeline MDPs is focused on identifying and advancing novel improved analogs of those MDPs that have the greatest therapeutic and commercial potential for development into drugs.

Our scientific team includes the expertise of our founders, Dr. Pinchas Cohen, Dean of the Davis School of Gerontology at the University of Southern California, and Dr. Nir Barzilai, Professor of Genetics and Director of the Institute for Aging Research at the Albert Einstein College of Medicine, and is augmented by our co-founders, Dr. David Sinclair, Professor of Genetics at Harvard Medical School, and Dr. John Amatruda, former Senior Vice President and Franchise Head for Diabetes and Obesity at Merck Research Laboratories. Our research and development efforts are conducted under the leadership of our Chief Scientific Officer, Dr. Kenneth Cundy, former Chief Scientific Officer at Xenoport, Inc. and Senior Director of Biopharmaceutics at Gilead Sciences, Inc. Dr. Cundy is the co-inventor of several approved drugs including tenofovir, an antiretroviral drug that is marketed globally in various combinations with other drugs for the treatment of HIV infection (Atripla®, Viread®, Complera®, Stribild®, Truvada®), gabapentin enacarbil (Horizant®) for the treatment of RLS and post-herpetic neuralgia, and Nanocrystal® technology, employed in several other approved drugs.

We are the exclusive licensee from the Regents of the University of California and the Albert Einstein College of Medicine of four issued U.S. patents, four U.S. patent applications and several related international patent applications in various international jurisdictions. Our licensed patents and patent applications include claims that are directed to compositions comprising MDPs and their analogs and/or methods of their use in the treatment of indicated diseases. We have also filed more than 65 provisional patent applications with claims directed to both compositions comprising and methods of using novel proprietary MDPs and their analogs. See “Business – Patents and Intellectual Property”.

We believe that the proprietary capabilities of our technology platform combined with our scientific expertise and intellectual property portfolio provides a competitive advantage in our mission to treat age-related diseases and extend healthy life spans through the advancement of MBTs as a new class of transformative drugs.

We were formed as a limited liability company in the state of Delaware in 2007, and we incorporated in Delaware in 2009. We completed our initial public offering of common stock in January 2015 and our common stock is listed for trading on the TSXV (COB.U) and the OTCQX (CWBR).

Our laboratory and corporate headquarters are located in Menlo Park, California.

BUSINESS STRATEGY

Our strategic objective is to secure, maintain and exploit a leading scientific, commercial and intellectual property position in the arena of mitochondria based therapeutics, with best-in-class treatments for diseases associated with aging and metabolic dysfunction. The key elements of our strategy include:

●	advancing our lead program to IND submission and through clinical trials;

●	utilizing our proprietary platform technology to continue identifying, assessing and optimizing new analogs of biologically active MDPs and advancing those MBT candidates with the greatest therapeutic and commercial potential;

●	developing strategic partnerships with leading pharmaceutical companies and other organizations to support our research programs and future development and commercialization efforts;

●	raising adequate capital to support our operations, research and clinical development programs;

●	minimizing operating costs and related funding requirements for our research and development activities through careful program management and cost-efficient relationships with academic partners, consultants and contract research organizations (CROs);

●	optimizing the development of our intellectual property portfolio to capture all novel therapeutically relevant peptides encoded within the mitochondrial genome; and

●	increasing awareness and recognition of our team, assets, capabilities and opportunities within the investment and scientific communities.

OUR PIPELINE

Our pipeline includes a number of MDPs and MBT candidates in different stages of pre-clinical study. Our research efforts are focused on identifying, assessing and optimizing new analogs of biologically active MDPs and advancing those MDPs considered to have greatest therapeutic and commercial potential as MBT candidates.

Lead MBT Drug Candidates (CB4209/CB4211)

Our lead development candidates, CB4209/CB4211, are being evaluated as MBTs for the potential treatment of NASH, obesity and T2D. In September 2016, we announced the advancement of these candidates into IND-enabling activities.

CB4209 and CB4211 are novel, optimized analogs of MOTS-c, a naturally occurring mitochondrial peptide discovered by our founders and their academic collaborators in 2012. Their research in cells and animal models indicated that MOTS-c plays a significant role in the regulation of metabolism. Certain of the original MOTS-c studies were published in an article entitled “The Mitochondrial-Derived Peptide, MOTS-c, Promotes Metabolic Homeostasis and Reduces Obesity and Insulin Resistance,” which appeared in the March 3, 2015 edition of the journal Cell Metabolism.

In pre-clinical models, CB4209 and CB4211 have demonstrated significant therapeutic potential for the treatment of obesity, including significantly greater weight loss together with more selective reduction of fat mass versus lean mass in head-to-head comparison to a market-leading obesity drug. In these models, treatment with CB4209 and CB4211 also showed improvements in triglyceride levels, as well as favorable effects on liver enzyme markers associated with fatty liver disease (NAFLD) and NASH. The therapeutic effects of CB4209 and CB4211 have been further evaluated in the well-established preclinical STAM™ mouse model of NASH. In this model, treatment with CB4209 or CB4211 resulted in a significant reduction of the non-alcoholic fatty liver disease activity score, or NAS, a composite measure of steatosis (fat accumulation), inflammation and hepatocyte ballooning (cellular injury). Additional efficacy studies are ongoing or planned. CB4209 and CB4211 represent first-in-class drugs for the treatment of NASH and obesity, targeting energy regulation and lipid metabolism.

Investigational Programs

Our R&D pipeline also includes the MDPs described below. Our pre-clinical activities with respect to these peptides are focused on identifying and optimizing those MDPs and their analogs that demonstrate the greatest commercial and therapeutic potential as MBTs.

Humanin Analogs: Humanin, the first MDP to be discovered, has demonstrated protective effects in various animal models of age-related diseases, including Alzheimer’s disease, atherosclerosis, myocardial and cerebral ischemia and T2D. Humanin levels in humans have been shown to decline with age, and elevated levels of humanin together with lower incidence of age-related diseases have been observed in centenarians as well as their offspring. In vitro studies with humanin and humanin analogs have demonstrated protective effects against neuronal toxicity suggesting that a humanin analog may have potential for development as an MBT treatment for neurodegenerative diseases such as Alzheimer’s disease.

SHLP Analogs: Our founders and their academic collaborators discovered several other peptides encoded within the mitochondrial genome with a similar origin to humanin; we refer to these as small humanin-like peptides, or SHLPs. In cancer treatment models conducted by our founders and their collaborators, both in cell culture and in mice, SHLP-6 demonstrated suppression of cancer progression via mechanisms involving both suppression of tumor angiogenesis (blood vessel development) and induction of apoptosis (cancer cell death). There is preclinical evidence to suggest that SHLP-2 has protective effects against neuronal toxicity. Certain of the SHLP studies were published in a research paper entitled “Naturally occurring mitochondrial-derived peptides are age-dependent regulators of apoptosis, insulin sensitivity, and inflammatory markers,” which appeared in the April 2016 edition of the journal Aging.

Additional MDPs: We have discovered over 65 new, previously untested peptides encoded within the mitochondrial genome. These MDPs and their analogs have demonstrated various degrees of biological activity in a wide range of cell based and/or animal models relevant to diseases, such as NASH, obesity, T2D, cancer, cardiovascular and Alzheimer’s.

All of our pipeline MDPs and MBT candidates are in the pre-clinical stage of development, and there is no guarantee that the activity demonstrated in pre-clinical models will be shown in human testing.

Disease Focus

Our research and development focuses on diseases associated with aging and metabolic dysfunction. Our research to date suggests multiple possible therapeutic indications for each of our pipeline MDPs. While we believe our current and any future MBT drug candidates we identify would be advanced against one of the following diseases as a primary indication, it is possible that we may determine to advance a drug candidate for treatment of a different disease as a primary indication. We may determine to advance any future drug candidate against an alternative primary disease indication if, for example, additional data suggests greater therapeutic potential for the drug candidate against the alternative indication, or we determine that the development, approval or commercialization pathway may be more favorable for a drug candidate targeted against the alternative indication.

NAFLD and NASH – Non-alcoholic fatty liver disease (NAFLD) is the build-up of extra fat in liver cells that is not due to alcohol consumption and tends to develop in people who are overweight or obese or have diabetes, high cholesterol or high levels of triglycerides. Non-alcoholic steatohepatitis (NASH) is a more severe form of NAFLD characterized by swelling of the liver that eventually may lead to scarring (cirrhosis) and over time to liver cancer or liver failure. NAFLD affects as much as 34% of the U.S. population while as many as 12% of U.S. adults may have NASH. Currently, there are no FDA approved treatments for NAFLD/NASH.

Obesity –– Obesity is now recognized as the most prevalent metabolic disease world-wide, reaching epidemic proportions in both developed and developing countries and affecting all age groups. More than one-third of the U.S. adult population, and over 40% of U.S. age groups between 45 and 75, have obesity. The prevalence of class III, or morbid, obesity (body mass index ≥40) has increased dramatically in several countries and currently affects 6% of adults in the U.S., with an estimated increase of 130% over the next two decades. Obesity is a major risk factor for age-related diseases such as heart disease, stroke, T2D and certain types of cancer.

Type 2 diabetes mellitus – T2D is a chronic disease characterized by a relative deficiency in insulin production and secretion by the pancreas and an inability of the body to respond to insulin normally, i.e. insulin resistance. Hyperglycemia, or raised blood sugar, is a common effect of uncontrolled diabetes and over time leads to serious damage to many of the body’s systems, especially the nerves, kidneys, eyes and blood vessels.

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

Alzheimer’s disease – In the brain, neurons connect and communicate at synapses, where tiny bursts of chemicals called neurotransmitters carry information from one cell to another. Alzheimer’s, a neurodegenerative disease, disrupts this process and eventually destroys synapses and kills neurons, damaging the brain’s communication network. There is no cure, and medications on the market today treat only the symptoms of Alzheimer’s disease and do not have the ability to stop its onset or its progression. There is an urgent and unmet need for both a disease-modifying drug for Alzheimer’s disease as well as for better symptomatic treatments.

Atherosclerosis – Atherosclerosis is a cardiovascular disease commonly referred to as a “hardening” or furring of the arteries. It is caused by the formation of multiple atheromatous plaques within the arteries. This process is the major underlying risk for developing myocardial infarction (heart attack) as those plaques will either narrow the vessel or rupture, preventing blood flow in the coronary artery to parts of the heart muscle. Heart disease is the leading cause of death for both men and women. Cholesterol lowering drugs are considered the main preventive approach to treat atherosclerosis, however these drugs are estimated to prevent only one-third of incidences of myocardial infarction, and there is significant unmet need for additional therapeutic options.

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

There are numerous therapies currently marketed to treat obesity, T2D, cancer and Alzheimer’s disease. There are no currently approved therapies for the treatment of NAFLD and NASH, but numerous therapies are in development. These therapies are varied in their design, therapeutic application and mechanism of action and may provide significant competition for any of our product candidates for which we obtain market approval. New products or therapies may also become available that provide efficacy, safety, convenience and other benefits that are not provided by currently marketed products and therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain market approval.

If a CohBar MBT is developed and approved for treatment of patients with obesity it may compete with products currently approved for obesity, such as Saxenda, Belviq, Contrave and Qsymia, and investigational therapies that are currently being studied for the treatment of obesity, such as CB1-receptor-antagonists, 5-HT receptor agonists, SGLT-2 antagonist, GLP-1 agonists and Adenylate Cyclase 3 activators.

If a CohBar MBT is developed and approved for treatment of patients with NASH, it may compete with several investigational therapies that are currently being studied for the treatment of NAFLD/NASH including, for example, FXR activators, PXR activators, ACC1/2 inhibitors, PPAR-α, -γ and -δ activators, SREBP2/MIR-33a inhibitors, DGAT1 or 2 inhibitors, CCR2/5 antagonists, CXCR3 antagonists.

If a CohBar MBT is developed and approved for treatment of patients with T2D, it would compete with several classes of drugs for T2D that are approved to improve glucose control, including sulfonylureas, glinides, PPAR gamma agonists, biguanides, alpha glucosidase inhibitors, DPP IV inhibitors, GLP1 agonists, SGLT2 inhibitors, bromocriptine and insulin. Insulin sensitizing agents approved to treat T2D are the PPAR gamma agonists pioglitazone and rosiglitazone. These agents are not generic, are oral once-daily pills and are effective in lowering glucose and A1C. Metformin is also sometimes called an insulin sensitizer. It is available as a generic and comes in a once-daily formulation. Drugs approved for obesity may also be used to treat T2D. In addition there are several investigational drugs being studied to treat T2D and if these investigational therapies were approved they would also compete with an MBT developed and approved for T2D.

If a CohBar MBT is developed and approved for the treatment for patients with cancer, it would compete with all approved therapies for the cancer it is approved to treat. Since the specific cancer that these investigational therapies might be approved to treat is unknown, they would theoretically compete with any pharmaceutical agent that is approved to treat cancer. In addition, there are several investigational drugs being studied to treat cancer, and if these investigational therapies were approved, they would also compete with an MBT developed and approved for the treatment of cancer.

If a CohBar MBT is developed and approved for the treatment for patients with Alzheimer’s disease or other neurodegenerative diseases, it would compete with all approved therapies to treat Alzheimer’s disease including donepezil (Aricept), galantamine (Razadyne), memantine (Namenda), rivastigmine (Exelon) and tacrine (Cognex). In addition, there are several investigational drugs being studied to treat Alzheimer’s and other neurodegenerative diseases that, if approved, would also compete with an MBT developed and approved for the treatment of Alzheimer’s and other neurodegenerative diseases.

FINANCING

Our business strategy and plans for research and development of our MDPs and MBT candidates includes periodic infusion of new capital to our Company. We may seek to obtain funding for our business through partnership agreements with pharmaceutical and biotechnology companies or through the issuance and sale of our equity securities in capital raising transactions.

EMPLOYEES

As of March 28, 2017 we had 11 employees, all of whom were full-time. In addition to our employees, each of our founders serves as a consultant to the Company and consults directly with our employees and scientific staff to advance our research programs. Each of Drs. Cohen, Barzilai, Amatruda and Sinclair provide consulting services in the areas of peptide research, genetics, aging and age related diseases, drug discovery, development and commercialization and other areas relevant to our business pursuant to consulting agreements that provide for annual service terms. The service terms under the agreements expired in 2015. We continue to compensate our founders for their ongoing services under the terms of the original agreements. Additionally, from time to time we engage other subject-matter experts on a consulting basis in specific areas of our research and development efforts. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

RESEARCH AND DEVELOPMENT

Research and development activities are central to our business model. Our research programs include activities related to discovery of novel MDPs, investigational research to evaluate the potential therapeutic effects of certain discovered MDPs in preclinical models and engineering novel, improved analogs of certain discovered MDPs with characteristics suitable for further development as potential MBT drug candidates. Depending on factors of capability, cost, efficiency and intellectual property rights we conduct our research programs independently at our laboratory facility, pursuant to contractual arrangements with CROs or under collaborative arrangements with academic institutions. Research and development expenses for the years ended December 31, 2016 and 2015 were $3,606,515 and $1,966,221, respectively.

INTELLECTUAL PROPERTY

Patents

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our novel biological discoveries and therapeutic methods, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. We seek to protect our proprietary position by, among other methods, licensing and/or filing patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business.

Our intellectual property and patent strategy is focused on our MDPs, their analogs and our MBT candidates. Our strategy is generally to seek patent protection in the United States and, where applicable, in those international jurisdictions we identify as holding significant potential market opportunity for any drug we may develop and in which patent protection is available. We also rely on trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position. With respect to new biologically active MDPs that we identify within the mitochondrial genome we typically file provisional patent applications and seek composition-of-matter and method-of-treatment patents for our MDPs, their analogs, and prospective MBTs based on pre-clinical evaluation of therapeutic potential. We intend to file non-provisional patent applications for those MDPs and analogs within our pipeline based on further assessment of their therapeutic and commercial potential, as well as strategic and competitive considerations. We believe that the opportunity to engineer analogs or create combination therapies will afford us the opportunity to strengthen IP protection for our drug development candidates as they advance through our development pipeline and to broaden our IP protection internationally.

We are the exclusive licensee of four issued patents that will expire starting in 2028. Additionally, we have filed more than 65 provisional patent applications with claims directed to both composition-of-matter and methods-of-use of novel proprietary MDPs and their analogs.

A summary of our licensed, non-provisional patents and patent applications as it relates to specific MDPs and their analogs appears below:

Therapeutic Activities / Method of Use Claims
	Granted / Filed	Composition Claims	Type 1 Diabetes	Type 2 Diabetes	Obesity	Fatty Liver	Cancer	Alzheimer’s	Atherosclerosis
MOTS-c	Two Filed	✓	✓	✓	✓	✓	✓

SHLP-6	Filed	✓					✓

SHLP-2	Granted	✓

Humanin Analogs	Granted	✓

Humanin Analogs	Two Granted		✓

Humanin and Humanin Analogs	Filed								✓

Individual patents terms extend for varying periods of time depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued from applications filed in the United States are effective for twenty years from the earliest non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, however, the restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed fourteen years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also twenty years from the earliest international filing date.

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

The patent positions for our research peptides are described below:

MOTS-c Patent Coverage

We are the exclusive licensee from the Regents of the University of California (the “Regents”) to intellectual property rights related to MOTS-c, including two patent applications filed in the United States (U.S. Application No. 14/213,617 and U.S. Divisional Application No. 15/146249 ) and corresponding foreign applications filed in multiple countries and regions. These applications include composition of matter claims directed to MOTS-c and certain analogs of MOTS-c, as well as methods of use claims for MOTS-c or certain analogs of MOTS-c as a treatment for type 1 diabetes, type 2 diabetes, fatty liver, obesity and cancer.

MOTS-c Analog Patent Coverage

CohBar has also filed a new provisional patent application that covers novel optimized analogs of MOTS-c with improved properties, including claims directed to composition-of-matter and methods-of-use.

SHLP-2 and SHLP-6 Patent Coverage

We are the exclusive licensee from the Regents to intellectual property for SHLP-2 and SHLP-6 and their analogs. This intellectual property includes the following issued and pending patents:

●	U.S. Patent No. 8,637,470, issued on January 28, 2014, with composition of matter claims directed to SHLP-2 and analogs.

●	A divisional patent application in the United States for SHLP-6 (U.S. Application No. 14/134,430), with claims directed at the SHLP-6 composition of matter, and methods of use in treating cancer.

We are pursuing intellectual property protection related to certain analogs of these peptides.

Humanin and Humanin Analogs Patent Coverage

We are the exclusive licensee from the Regents and the Albert Einstein College of Medicine of Yeshiva University to the following U.S. patent applications and issued U.S. patents and covering humanin and humanin analogs for treatment of disease.

●	U.S. Patent No. 8,309,525, issued on November 13, 2012, with claims covering pharmaceutical compositions of humanin analogs.

●	U.S. Patent No. 7,998,928, issued on August 16, 2011, with claims directed to methods of using a humanin analog to treat type 1 diabetes.

●	U.S. Patent No. 8,653,027 issued on February 18, 2014 as a continuation of U.S. Patent 7,998,928, with claims directed to methods of using an additional humanin analog to treat type 1 diabetes.

●	U.S. Patent Application No. 13/526,309 (pending), with claims directed to methods of using humanin or a humanin analog to treat atherosclerosis.

Newly-Identified MDPs and Analog Coverage

CohBar has also filed more than 65 new provisional patent applications that cover newly-identified MDPs and their novel, improved analogs, including claims directed to composition-of-matter and methods-of-use. Provisional patent applications are not publicly available and information regarding the specific MDPs and analogs identified in the provisional applications, and related claims, are held confidential. We intend to file non-provisional patent applications for those MDPs and analogs within our pipeline based on further assessment of their therapeutic and commercial potential, as well as strategic and competitive considerations.

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

Trademarks

Our application for registration of the trademark COHBARTM in the United States was published on January 20, 2015. The USPTO issued a Notice of Allowance of our trademark application on March 20, 2015. We filed an extension of time for filing a statement of use on February 27, 2017.

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

In general, new chemical entities are tested in animal models to determine whether the product is reasonably safe for initial human testing. Additional preclinical testing continues during the clinical development stage. Clinical trials for new products are typically conducted in three sequential phases that may overlap. Phase 1 trials typically involve the initial introduction of the pharmaceutical into healthy human volunteers and focus on testing for safety, dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. In the case of serious or life-threatening diseases, such as cancer, initial Phase 1 trials are often conducted in patients directly, with preliminary exploration of potential efficacy. Phase 2 trials involve clinical trials to evaluate the effectiveness of the drug for a particular indication or indications in patients with the disease or condition under study and to determine the common short-term side effects and risks associated with the drug. Phase 2 trials are typically closely monitored and conducted in a relatively small number of patients, usually involving no more than several hundred subjects. Phase 3 trials are generally expanded, well-controlled clinical trials. They are performed after preliminary evidence suggesting effectiveness of the drug has been obtained, and are intended to gather the additional information about effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling.

In the United States, specific pre-clinical data, chemical data and a proposed clinical study protocol, as described above, must be submitted to the FDA as part of an Investigational New Drug application, or IND, which, unless the FDA objects, will become effective 30 days following receipt by the FDA. Phase 1 trials may commence only after the IND application becomes effective. Following completion of Phase 1 trials, further submissions to regulatory authorities are necessary in relation to Phase 2 and 3 trials to update the existing IND. Authorities may require additional preclinical or clinical data before allowing the trials to commence and could demand discontinuation of studies at any time if there are significant safety issues. In addition to regulatory review, a clinical trial involving human subjects has to be approved by an independent body. The exact composition and responsibilities of this body differ from country to country. In the United States, for example, each clinical trial is conducted under the auspices of an Institutional Review Board for any institution at which the clinical trial is conducted. This board considers among other factors, the design of the clinical trial, ethical factors, the safety of the human subjects and the possible liability risk for the institution.

Information generated in this process is susceptible to varying interpretations that could delay, limit, or prevent regulatory approval at any stage of the approval process. Failure to demonstrate adequately the quality, safety and efficacy of a therapeutic drug under development would delay or prevent regulatory approval of the product.

In order to gain marketing approval, we must submit a new drug application, or NDA, for review by the FDA. The NDA must include a substantial amount of data and other information concerning safety and effectiveness the drug compound from laboratory, animal and clinical testing, as well as data and information manufacturing, product stability, and proposed product labeling.

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

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, available free of charge on our corporate website. In addition, our Code of Ethics and Business Conduct and the charters of our Audit Committee, Compensation Committee and Governance and Nominating Committee are available on our corporate website. The contents of our corporate website are not incorporated into, or otherwise to be regarded as part of, this Annual Report on Form 10-K.

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

Since our conversion to a Delaware corporation in September 2009 through December 31, 2016, we have accumulated losses of $14,409,536. As of December 31, 2016, we had working capital of $8,430,652 and stockholders’ equity of $8,697,974. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations and do not expect to generate any revenue from the sale of products in the near future. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. With the cash and investments on hand as of December 31, 2016 combined with the exercises of warrants subsequent to December 31, 2016, the Company believes that it has sufficient capital to meet its operating expenses and obligations for the next twelve months from the date of this filing. Until we can generate significant revenues, if ever, we expect to satisfy our future cash needs through equity or debt financing. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations. In the event we are not able to continue operations our stockholders will likely suffer a complete loss of their investments in our securities.

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

We have a material weakness in our internal control over financial reporting. In addition, because of our status as an emerging growth company, our independent registered public accountants are not required to provide an attestation report as to our internal control over financial reporting for several years.

We are required to annually assess the effectiveness of our internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley Act”) and to report any material weaknesses in such internal control. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2016, we conducted an evaluation of the effectiveness of the design and operation of our internal control over financial reporting and based on this evaluation we concluded, as of December 31, 2016, that our internal controls over financial reporting were not effective due to a material weakness. The material weakness relates to our having one employee assigned to positions that involve processing financial information, resulting in a lack of segregation of duties so that all journal entries and account reconciliations are reviewed by someone other than the preparer, heightening the risk of error or fraud. Because of our limited resources we may be unable remediate the identified material weakness in a timely manner, or additional control deficiencies may be identified. If we are unable to remediate the material weakness, or otherwise maintain effective internal control over financial reporting, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports in a timely manner.

Our independent registered public accounting firm will not be required to attest formally to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012 (“JOBS Act”). We will be an emerging growth company until December 31, 2020, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. Accordingly, you will not likely be able to depend on any attestation concerning our internal control over financial reporting from our independent registered public accountants for several years.

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

We are the exclusive licensee of patents and patent applications related to our MDPs and expect to own or license patents related to our potential drug candidates. However, neither patents nor patent applications ensure the protection of our intellectual property for a number of reasons, including the following:

●	The United States Supreme Court rendered a decision in Molecular Pathology vs. Myriad Genetics, Inc., 133 S.Ct. 2107 (2013) (“Myriad”), in which the court held that naturally occurring DNA segments are products of nature and not patentable as compositions of matter. On March 4, 2014, the U.S. Patent and Trademark Office (“USPTO”) issued guidelines for examination of such claims that, among other things, extended the Myriad decision to any natural product. Since MDPs are natural products isolated from cells, the USPTO guidelines may affect allowability of some of our patent claims (pertaining to natural MDP sequences) that are filed in the USPTO but are not yet issued. Further, while the USPTO guidelines are not binding on the courts, it is likely that as the law of subject matter eligibility continues to develop Myriad will be extended to natural products other than DNA. Thus, our issued U.S. patent claims directed to MDPs as compositions of matter may be vulnerable to challenge by competitors who seek to have our claims rendered invalid. While Myriad and the USPTO guidelines described above will affect our patents only in the United States, there is no certainty that similar laws or regulations will not be adopted in other jurisdictions.

●	Competitors may interfere with our patenting process in a variety of ways. Competitors may claim that they invented the claimed invention prior to us. Competitors may also claim that we are infringing their patents and restrict our freedom to operate. Competitors may also contest our patents and patent applications, if issued, by showing in various patent offices that, among other reasons, the patented subject matter was not original, was not novel or was obvious. In litigation, a competitor could claim that our patents and patent applications are not valid or enforceable for a number of reasons. If a court agrees, we would lose some or all of our patent protection.

●	As a company, we have no meaningful experience with competitors interfering with our patents or patent applications. In order to enforce our intellectual property, we may need to file a lawsuit against a competitor. Enforcing our intellectual property in a lawsuit can take significant time and money. We may not have the resources to enforce our intellectual property if a third party infringes an issued patent claim. Infringement lawsuits may require significant time and money resources. If we do not have such resources, the licensor is not obligated to help us enforce our patent rights. If the licensor does take action by filing a lawsuit claiming infringement, we will not be able to participate in the suit and therefore will not have control over the proceedings or the outcome of the suit.

●	Because of the time, money and effort involved in obtaining and enforcing patents, our management may spend less time and resources on developing potential drug candidates than they otherwise would, which could increase our operating expenses and delay product programs.

●	Our licensed patent applications directed to the composition and methods of using MOTS-c, and SHLP-6, which we consider as a research peptide for the potential treatment of cancer, have not yet been issued. There can be no assurance that these or our other licensed patent applications will result in the issuance of patents, and we cannot predict the breadth of claims that may be allowed in our currently pending patent applications or in patent applications we may file or license from others in the future.

●	Issuance of a patent may not provide much practical protection. If we receive a patent of narrow scope, then it may be easy for competitors to design products that do not infringe our patent(s).

●	We have limited ability to expand coverage of our licensed patent related to SHLP-2 and our licensed patent application related to SHLP-6 outside of the United States. The lack of patent protection in international jurisdictions may inhibit our ability to advance MBT drug candidates in these markets.

●	If a court decides that the method of manufacture or use of any of our drug candidates infringes on a third-party patent, we may have to pay substantial damages for infringement.

●	A court may prohibit us from making, selling or licensing a potential drug candidate unless the patent holder grants a license. A patent holder is not required to grant a license. If a license is available, we may have to pay substantial royalties or grant cross licenses to our patents, and the license terms may be unacceptable.

●	Redesigning our potential drug candidates so that they do not infringe on other patents may not be possible or could require substantial funds and time.

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

The price of our common stock could decline if there are substantial sales of our common stock in the public stock market. There were 34,807,881 shares of our common stock outstanding as of December 31, 2016. Of these, 12,915,343 shares were subject to lock-up agreements which expired on January 6, 2017. These shares are currently eligible for resale under a registration statement we filed with the Securities and Exchange Commission and continue to maintain as effective. Sales of a substantial number of these shares, or the perception in the market that the holders of a large number of shares are able to or intend to sell shares, could reduce the market price of our common stock.

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

As of March 28, 2017, our executive officers and directors own, as a group, approximately 35.7% of the outstanding shares of our common stock. Additionally, our executive officers and directors own, as a group, options and warrants exercisable for approximately 12.7% of our outstanding common stock, assuming exercise of such options and warrants. As a result, our management could exert significant influence over matters requiring stockholder approval, including the election of our board of directors, the approval of mergers and other extraordinary transactions, as well as the terms of any of these transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could in turn have an adverse effect on the fair market value of our company and our common stock. These actions may be taken even if they are opposed by our other stockholders.

Because the principal trading markets for our shares are the TSX Venture Exchange and the OTCQX marketplace, the corporate governance rules of the major U.S. stock exchanges do not apply to us. As a result, our governance practices may differ from those of a company listed on such U.S. exchanges.

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

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company through December 31, 2020, although circumstances could cause us to lose that status earlier, including if we have more than $1.0 billion in annual revenue, the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 (the last day of our second fiscal quarter) before that time, or we issue more than $1.0 billion of non-convertible debt over a three-year period, in which case we would no longer be an emerging growth company as of the following December 31 (the last day of our fiscal year). We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In February 2015, the Company entered into a lease agreement for an expanded laboratory facility. The laboratory space is leased on a month-to month basis and is part of a shared facility in Menlo Park, California. The Company also terminated a previous month-to-month lease for the laboratory space in Pasadena, California effective March 31, 2015.

Rent expense amounted to $171,294 and $107,385 for the years ended December 31, 2016 and 2015, respectively.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

Our common stock has traded on the TSX Venture Exchange (the “TSX-V”) under the symbol “COB.U” since January 8, 2015. Prior to that date, there was no public trading market for our common stock. Our initial public offering was priced at USD $1.00 per share on January 6, 2015. The following table sets forth for the periods indicated, the high and low sales prices from the TSX-V.

	Quarters Ended 2016
	March 31	June 30	September 30	December 31
Market price per share of common stock
High sales price	$1.68	$3.30	$2.50	$2.42
Low sales price	$1.05	$1.60	$2.40	$2.00

	Quarters Ended 2015
	March 31	June 30	September 30	December 31
Market price per share of common stock
High sales price	$1.65	$1.37	$1.25	$1.44
Low sales price	$1.25	$0.85	$1.15	$1.10

On March 28, 2017, the closing price for our common stock as reported on the TSX-V was USD $1.80 per share.

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

	Quarters Ended 2016
	March 31	June 30	September 30	December 31
Bid price per share of common stock
High bid price	$1.60	$2.88	$2.35	$2.30
Low bid price	$1.03	$1.53	$2.06	$1.90

	Quarters Ended 2015
	March 31	June 30	September 30	December 31
Bid price per share of common stock
High bid price	$-	$1.01	$1.14	$1.25
Low bid price	$-	$-	$0.89	$1.09

On March 28, 2017, the closing bid price for our common stock as reported on the OTCQX was USD $1.59 per share.

Holders of Common Stock

As of March 28, 2017, there were 35,857,701 shares of our common stock outstanding held by 43 holders of record and approximately 750 beneficial shareholders.

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

Use of Proceeds

On December 19, 2014, the SEC declared effective our registration statement on Form S-1 (File No. 333-200033) in connection with our initial public offering. The registration statement related to 11,250,000 units, each comprised of one share of our common stock, par value $0.001 per share, and one half of one common stock purchase warrant. On January 6, 2015, we sold 11,250,000 units at the price of $1.00 per unit, for an aggregate sale price of $11,250,000. The offering occurred solely in Canada using Haywood Securities, Inc. as agent. We also issued unit purchase options to the agent for the offering exercisable for an aggregate of 786,696 units at a price of $1.00 per unit at any time prior to July 6, 2016. From the date of our initial public offering through the expiration of the warrants underlying our units on January 6, 2017, we received an aggregate of $5,055,604 and issued 2,921,126 shares of our common stock. The funds received and shares issued related to the exercise of common stock purchase warrants and unit purchase options issued in connection with our initial public offering.

We incurred expenses of $996,516 in connection with our initial public offering. None of the agent commissions, compensation options or other offering expenses were paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any affiliate of ours. We received net proceeds of $15,309,108 from the offering and subsequent exercises of warrants and unit purchase options. We have used approximately $9,238,373 of proceeds from the offering for working capital and other general corporate purposes, including research and development expenditures, general and administrative expenditures and capital expenditures. We anticipate using the balance of the proceeds for working capital and other general corporate purposes, including research and development expenditures, general and administrative expenditures and capital expenditures during 2017.

Share Repurchases

During the year ended December 31, 2016, there were no purchases of shares of common stock made by, or on behalf of, the Company as defined by Rule 10b-18 of the Securities Exchange Act of 1934.

Equity Compensation Plans

See Item 12 for Equity Compensation Plan information.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an innovative biotechnology company and a leader in the research and development of mitochondria based therapeutics (MBTs), an emerging class of drugs with the potential to treat a wide range of diseases associated with aging and metabolic dysfunction, including obesity, fatty liver disease (NAFLD) and non-alcoholic steatohepatitis (NASH), type 2 diabetes mellitus (T2D), cancer, atherosclerosis, cardiovascular disease, and neurodegenerative diseases such as Alzheimer’s.

MBTs originate from almost two decades of research by our founders, resulting in their discovery of a novel group of peptides called mitochondrial-derived peptides (MDPs) encoded within the genome of mitochondria, the powerhouses of the cell. These naturally occurring MDPs and related analogs have demonstrated a range of biological activity and therapeutic potential in pre-clinical models across multiple diseases associated with aging.

We are focused on building our organization, enhancing our scientific and management teams and their capabilities, planning and strategy, raising capital and the research and development of our MDPs. Our research efforts have focused on discovering and evaluating our MDPs for potential development as MBT drug candidates. We seek to identify and advance research on MDPs with superior potential for yielding a MBT drug candidate, and ultimately a drug, for which we have a strong intellectual property position.

In September 2016, we advanced two novel, optimized analogs of our MOTS-c MDP, CB4209 and CB4211, into IND-enabling studies as our lead MBT drug candidates with potential for treatment of fatty liver disease (NAFLD), Nonalcoholic steatohepatitis (NASH), obesity, and type 2 diabetes (T2D). To date, our founders and scientific team have discovered a large number of MDPs that have demonstrated a range of biological activities and therapeutic potential. Our ongoing research and development of our pipeline MDPs is focused on identifying and advancing novel improved analogs of those MDPs that have the greatest therapeutic and commercial potential for development into drugs.

We have financed our operations primarily through proceeds from our IPO and concurrent private offering, private placements of our preferred stock and, to a lesser extent, from grants from research foundations. Since our inception through December 31, 2016, our operations have been funded with an aggregate of approximately $23.4 million, of which approximately $0.2 million was from a grant-funding organization and approximately $23.2 million was from the issuance of equity instruments.

Since inception, we have incurred significant operating losses. Our net losses were $6,074,999 and $3,878,210 for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, we had an accumulated deficit of $14,409,536. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate incurring increasing expenses from IND-enabling activities for our lead programs, pre-clinical development of our research peptides, continued development of our MBTs and from the expansion and protection of our intellectual property portfolio.

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

We expense all research and development expenses as incurred. We expect our research and development expenses to increase in the year ending December 31, 2017, as we continue our efforts to advance our lead MBT candidate program and to discover, evaluate and optimize other MDPs as potential MBT drug candidates.

Our Research Programs

Our research programs include IND-enabling activities for our lead MBT candidate program, as well as operation of our platform technology related to discovery of new MDPs, investigational research to evaluate the therapeutic potential of certain discovered MDPs and engineering analogs of certain discovered MDPs to improve their characteristics as potential MBT drug development candidates. Depending on factors of capability, cost, efficiency and intellectual property rights we conduct our research programs independently at our laboratory facility, pursuant to contractual arrangements with CROs or under collaborative arrangements with academic institutions.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. Other significant costs include legal fees relating to patent and corporate matters and fees for accounting and consulting services. We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities and the potential commercialization of our product candidates. These increases will likely include increased costs related to the hiring of additional personnel, and fees to outside consultants, lawyers and accountants, among other expenses.

Results of Operations

Comparison of Fiscal Years Ended December 31, 2016 and 2015

Operating Expenses

Research and development expenses were $3,606,515 in the year ended December 31, 2016 compared to $1,966,221 in the prior year, a $1,640,294 increase, or 83%. The increase in research and development expenses in the year ended December 31, 2016, was primarily due to an $830,862 increase in wages, benefits and stock-based compensation primarily associated with the expansion of our scientific staff and a $693,973 increase in laboratory supply and preclinical study costs related to our efforts to develop optimized MBT candidates. We expect our research and development expenses to increase in the year ending December 31, 2017, as we continue to advance our lead MBT candidate program and evaluate and optimize other MDPs as potential MBT drug candidates.

General and administrative expenses were $2,470,062 in the year ended December 31, 2016 compared to $1,908,080 in the prior year, a $561,982 increase, or 29%. The increase in general and administrative expenses in the year ended December 31, 2016, was primarily due to a $417,338 increase in wages, benefits and stock-based compensation associated with the expansion of our staff with the addition of our CEO and Director of Investor Relations and a $145,445 increase in stock-based compensation with the grants made to those new employees, offset by other miscellaneous decreases. We expect our general and administrative expenses to remain relatively constant in the year ending December 31, 2017.

Liquidity and Capital Resources

As of December 31, 2016 and 2015, we had $3,257,458 and $4,803,687, respectively, in cash. We maintain our cash in a checking and a savings account on deposit with a banking institution in the United States. In February 2015 our Board of Directors adopted an investment policy pursuant to which we maintain a portfolio of short-term highly liquid securities. As of December 31, 2016, we had $5,428,962 invested in U.S. Treasury Bills and Certificates of Deposit.

We believe the cash on hand and short-term investments as of December 31, 2016 combined with the exercises of warrants subsequent to December 31, 2016, are sufficient to meet our operating expenses and obligations for the next twelve months from the date of this filing. However, if unanticipated difficulties arise we may be required to raise additional capital to support our operations or curtail our research and development activities until such time as additional capital becomes available.

Cash Flows from Operating Activities

Net cash used in operating activities for the years ended December 31, 2016 and 2015 was $5,202,973 and $3,631,163, respectively. Cash used in operations for the year ended December 31, 2016 was primarily due to our reported net loss of $6,074,999 which was offset by non-cash items of stock based-compensation, depreciation and amortization of the debt discount totaling $793,603. Cash used in operations for the year ended December 31, 2015 was primarily due to our reported net loss of $3,878,210 which was offset by non-cash items totaling $427,773.

Cash Flows from Investing Activities

Net cash used in investing activities for the years ended December 31, 2016 and 2015 was $46,395 and $5,732,863, respectively. Investing activities for the fiscal year ended December 31, 2016 related to $88,915 in purchases of property and equipment during the year, offset by the net amount of purchases and redemptions of short-term highly liquid securities of $58,838. Investing activities for the fiscal year ended December 31, 2015 related to the $5,478,800 net amount of purchases and redemptions of short-term highly liquid securities and $225,671 in purchases of property and equipment during the year as we built out and equipped our lab.

Cash Flows from Financing Activities

Net cash provided by financing activities for the years ended December 31, 2016 and 2015 was $3,703,139 and $12,973,221, respectively. Cash provided by financing activities for the year ended December 31, 2016 was primarily due to the proceeds received from the exercise of common stock purchase warrants and agent’s unit purchase options of $3,700,539. Cash provided by financing activities for the year ended December 31, 2015 was primarily due to the completion of our IPO. We sold 11,250,000 units in the IPO at a price of $1.00 per unit, providing net proceeds of $10,253,484, net of agents’ commissions and expenses. Concurrently with the IPO, we also completed a previously-subscribed private placement of an additional 2,700,000 units for gross proceeds of $2,700,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

Inflation did not have a material effect on our business, financial condition or results of operations in 2016 or 2015.

Contractual Obligations

Licensing Agreements

The Company is a party to an Exclusive License Agreement (the “2011 Exclusive Agreement”) with the Regents of the University of California (the “Regents”) whereby the Regents granted to the Company an exclusive license for the use of certain patents. The Company paid the Regents an initial license issue fee of $35,000, which was charged to General and Administrative expense, as incurred. The Company agreed to pay the licensors specified development milestone payments aggregating up to $765,000 for the first product sold under the license. Milestone payments for additional products developed and sold under the license are reduced by 50%. The Company is also required to pay annual maintenance fees to the licensors. Aggregate maintenance fees for the first five years following execution of the agreement are $80,000. Thereafter, the Company is required to pay maintenance fees of $50,000 annually until the first sale of a licensed product. In addition, for the duration of the 2011 Exclusive Agreement, the Company is required to pay the licensors royalties equal to 2% of its worldwide net sales of drugs, therapies or other products developed from claims covered by the licensed patents, subject to a minimum royalty payment of $75,000 annually, beginning after the first commercial sale of a licensed product. The Company is required to pay royalties ranging from 8% of worldwide sublicense sales of covered products (if the sublicense is entered after commencement of phase II clinical trials) to 12% of worldwide sublicense sales (if the sublicense is entered prior to commencement of phase I clinical trials). The agreement also requires the Company to meet certain diligence and development milestones, including filing of an Investigational New Drug (“IND”) Application for a product covered by the agreement on or before the seventh anniversary of the agreement date. Through December 31, 2016, no royalties have been incurred under the 2011 Exclusive Agreement.

The Company is a party to an Exclusive License Agreement (the “2013 Exclusive Agreement”) with the Regents whereby the Regents granted to the Company an exclusive license for the use of certain other patents. The Company paid Regents an initial license issue fee of $10,000 for these other patents, which was charged to General and Administrative expense, as incurred. The Company agreed to pay the Regents specified development milestone payments aggregating up to $765,000 for the first product sold under the 2013 Exclusive Agreement. Milestone payments for additional products developed and sold under the 2013 Exclusive Agreement are reduced by 50%. In addition, for the duration of the 2013 Exclusive Agreement, the Company is required to pay the Regents royalties equal to 2% of the Company’s worldwide net sales of drugs, therapies or other products developed from claims covered by the licensed patent, subject to a minimum royalty payment of $75,000 annually, beginning after the first commercial sale of a licensed product. The Company is required to pay the Regents royalties ranging from 8% of worldwide sublicense sales of covered products (if the sublicense is entered after commencement of phase II clinical trials to 12% of worldwide sublicense sales (if the sublicense is entered prior to commencement of phase I clinical trials). The agreement also requires the Company to meet certain diligence and development milestones, including filing of an IND Application for a product covered by the agreement on or before the seventh anniversary of the agreement date. Through December 31, 2016, no royalties have been incurred under the 2013 Exclusive License Agreement.

Operating Lease

In February 2015, we entered into a lease agreement for a new and expanded laboratory facility. The laboratory space is leased on a month-to month basis and is part of a shared facility in Menlo Park, California. We also terminated our previous month-to-month lease for the laboratory space in Pasadena, California effective March 31, 2015.

Rent expense amounted to $171,294 and $107,385 for the years ended December 31, 2016 and 2015, respectively.

Research Loan

In 2013, we were awarded a research loan from the Alzheimer’s Drug Discovery Foundation (“ADDF”). The award was funded in two installments of $102,630 totaling $205,260. We issued promissory notes evidencing each installment of the loan. The notes accrue interest at a rate per annum equal to the prime rate published two days prior to the date of the notes and resets each anniversary of the note. Through December 31, 2016, the interest rate on each note ranged from 3.25% to 3.75% per annum. The first installment on the notes matured on January 21, 2017 and was paid in March 2017. The second installment will become due on September 12, 2017. In connection with the award we also issued to the Alzheimer’s Drug Discovery Foundation a warrant to purchase 15,596 shares of the Company’s common stock at an exercise price of $0.99 per share. The terms of the award generally require us to apply the loan proceeds towards research on potential treatments for Alzheimer’s disease.

Recent Accounting Pronouncements

See Note 3 to the Financial Statements for the year ended December 31, 2016, for a summary of the relevant recent accounting pronouncements.

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

The weighted-average fair value of options and warrants has been estimated on the date of grant using the Black-Scholes pricing model. In computing the impact, the fair value of each instrument is estimated on the date of grant utilizing certain assumptions including a risk free interest rate, volatility and expected remaining lives of the awards. Since we have a limited history of being publicly traded, the fair value of stock-based payment awards issued was estimated using a volatility derived from an index of comparable entities. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating our forfeiture rate, we analyzed our historical forfeiture rate, the remaining lives of unvested options, and the number of vested options as a percentage of total options outstanding. If our actual forfeiture rate is materially different from our estimate, or if we reevaluate the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 3 “Summary of Significant Account Policies – Share-Based Payment” to our Financial Statements for the years ended December 31, 2016 and 2015 regarding the specific assumptions used with respect to stock-based compensation for the periods presented.

Since January 1, 2015, we granted stock options with exercise prices as follows:

Grant Date	Number of Shares Underlying Options	Exercise Price Per Share	Common Stock Fair Value Per Share on Date of Grant
July 21, 2015	205,000	$1.00	$0.69
July 21, 2015	113,124	$1.00	$0.81
November 10, 2015	70,000	$1.17	$0.81
January 6, 2016	10,000	$1.10	$0.76
February 2, 2016	190,000	$1.22	$0.84
February 28, 2016	40,000	$1.50	$1.03
March 7, 2016	1,456,000	$1.55	$1.07

The exercise prices are equal to the higher of (i) the closing price of the our common stock as reported on the OTCQX marketplace or (ii) the closing price of our common stock as reported by the TSX Venture Exchange as determined by the board of directors, with input from management on the date of grant.

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

We have evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2016 and 2015. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of

CohBar, Inc.

We have audited the accompanying balance sheets of CohBar, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CohBar, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
Marcum LLP
New York, NY

March 31, 2017

CohBar, Inc.

Balance Sheets

	As of December 31,
	2016	2015

ASSETS
Current assets:
Cash	$3,257,458	$4,803,687
Investments	5,428,962	5,487,800
Subscription receivable	522,326	-
Prepaid expenses and other current assets	110,822	88,223
Total current assets	9,319,568	10,379,710
Property and equipment, net	230,512	199,575
Other assets	36,810	20,492
Total assets	$9,586,890	$10,599,777

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,294	$209,730
Accrued liabilities	132,780	155,713
Accrued payroll and other compensation	447,641	217,250
Note payable, net of debt discount of $59 and $0 as of December 31, 2016 and 2015, respectively	205,201	-
Total current liabilities	888,916	582,693
Note payable, net of debt discount of $0 and $255 as of December 31, 2016 and 2015, respectively	-	205,005
Total liabilities	888,916	787,698

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized 5,000,000 shares; No shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value, Authorized 75,000,000 shares; Issued and outstanding 34,807,881 shares as of December 31, 2016 and 32,320,891 as of December 31, 2015	34,808	32,321
Additional paid-in capital	23,072,702	18,114,295
Accumulated deficit	(14,409,536)	(8,334,537)
Total stockholders’ equity	8,697,974	9,812,079
Total liabilities and stockholders’ equity	$9,586,890	$10,599,777

The accompanying notes are an integral part of these financial statements

CohBar, Inc.

Statements of Operations

	For The Years Ended December 31,
	2016	2015

Revenues	$-	$-

Operating expenses:
Research and development	3,606,515	1,966,221
General and administrative	2,470,062	1,908,080
Total operating expenses	6,076,577	3,874,301
Operating loss	(6,076,577)	(3,874,301)

Other income (expense):
Interest income	9,368	4,762
Interest expense	(7,594)	(7,022)
Other expense	-	(1,453)
Amortization of debt discount	(196)	(196)
Total other income (expense)	1,578	(3,909)
Net loss	$(6,074,999)	$(3,878,210)
Basic and diluted net loss per share	$(0.18)	$(0.12)
Weighted average common shares outstanding - basic and diluted	33,130,424	32,044,274

The accompanying notes are an integral part of these financial statements

CohBar, Inc.

Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2016 and 2015

			Stockholders’ Equity
	Convertible						Total
	Series B Preferred		Common Stock			Accumulated	Stockholders'
	Number	Amount	Number	Amount	APIC	Deficit	Equity
Balance, December 31, 2014	5,400,000	$5,400	12,915,343	$12,915	$5,507,616	$(4,456,327)	$1,069,604
Stock based compensation	-	-	-	-	396,850	-	396,850
Conversion of Series B Preferred Stock to common stock	(5,400,000)	(5,400)	5,400,000	5,400	-	-	-
Proceeds from the initial public offering, net	-	-	11,250,000	11,250	10,242,234	-	10,253,484
Proceeds from the concurrent offering	-	-	2,700,000	2,700	2,697,300	-	2,700,000
Exercise of compensation options	-	-	55,548	56	55,492	-	55,548
Deferred offering costs - initial public offering	-	-	-	-	(785,197)	-	(785,197)
Net loss	-	-	-	-	-	(3,878,210)	(3,878,210)
Balance, December 31, 2015	-	$-	32,320,891	$32,321	$18,114,295	$(8,334,537)	$9,812,079
Stock based compensation	-	-	-	-	735,429	-	735,429
Exercise of employee stock options	-	-	10,000	10	2,590	-	2,600
Exercise of compensation options	-	-	731,100	731	730,354	-	731,085
Exercise of warrants	-	-	1,745,890	1,746	3,490,034	-	3,491,780
Net loss	-	-	-	-	-	(6,074,999)	(6,074,999)
Balance, December 31, 2016	-	$-	34,807,881	$34,808	$23,072,702	$(14,409,536)	$8,697,974

The accompanying notes are an integral part of these financial statements

CohBar, Inc.

Statements of Cash Flows

	For The Years Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(6,074,999)	$(3,878,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	57,978	30,727
Stock-based compensation	735,429	396,850
Amortization of debt discount	196	196
Changes in operating assets and liabilities:
Restricted cash	-	4,055
Prepaid expenses and other current assets	(22,599)	(68,706)
Accounts payable	(106,436)	(80,343)
Accrued liabilities	(22,933)	(149,688)
Accrued payroll and other compensation	230,391	113,956
Net cash used in operating activities	(5,202,973)	(3,631,163)

Cash flows from investing activities:
Purchases of property and equipment	(88,915)	(225,671)
Payment for security deposit	(16,318)	(19,392)
Purchases of investments	(14,093,162)	(12,731,800)
Proceeds from redemptions of investments	14,152,000	7,244,000
Net cash used in investing activities	(46,395)	(5,732,863)

Cash flows from financing activities:
Deferred offering costs	-	(35,811)
Proceeds from exercise of warrants	2,969,454	-
Proceeds from stock option exercises	2,600	-
Proceeds from exercise of compensation options	731,085	55,548
Proceeds from initial public offering, net	-	10,253,484
Proceeds from the conversion of private placement puts	-	2,700,000
Net cash provided by financing activities	3,703,139	12,973,221

Net increase in cash	(1,546,229)	3,609,195
Cash at beginning of year	4,803,687	1,194,492
Cash at end of year	$3,257,458	$4,803,687

Non-cash investing and financing activities:
Reclassification of deferred offering costs to equity	$-	$785,197
Conversion of Series B Preferred Stock to Common Stock	$-	$5,400
Subscription receivable from exercise of warrants	$522,326	$-

Supplemental disclosure of cash flow information:
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements

CohBar, Inc.

Notes to Financial Statements

Note 1 - Business Organization and Nature of Operations

CohBar, Inc. (“CohBar” or the “Company”) is an innovative biotechnology company and a leader in the research and development of mitochondria based therapeutics (MBTs), an emerging class of drugs with the potential to treat a wide range of diseases associated with aging and metabolic dysfunction, including obesity, fatty liver disease (NAFLD) and non-alcoholic steatohepatitis (NASH), type 2 diabetes mellitus (T2D), cancer, atherosclerosis, cardiovascular disease, and neurodegenerative diseases such as Alzheimer’s.

The Company’s primary activities include research and development of its MBT pipeline, securing intellectual property protection, managing collaborations with contract research organizations (“CROs”) and academic institutions, expanding its scientific leadership and raising capital. To date, the Company has not generated any revenues from operations and does not expect to generate any revenues in the near future and has funded its business with the proceeds of an initial public offering (“IPO”), private placements of equity and debt securities and the exercise of outstanding warrants.

Note 2 - Management’s Liquidity Plans

As of December 31, 2016, the Company had working capital and stockholders’ equity of $8,430,652 and $8,697,974, respectively. During the year ended December 31, 2016, the Company incurred a net loss of $6,074,999. The Company has not generated any revenues, has incurred net losses since inception and does not expect to generate revenues in the near term.

Based on current budget assumptions and with the cash and investments on hand as of December 31, 2016 combined with the exercises of warrants subsequent to December 31, 2016, the Company believes that it has sufficient capital to meet its operating expenses and obligations for the next twelve months from the date of this filing. However, if other unanticipated difficulties arise the Company may be required to raise additional capital to support its operations, curtail its research and development activities until such time as additional capital becomes available and delay its target for its upcoming FDA filings and clinical activities. These activities will allow the Company to slow its rate of spending and extend its use of cash until additional capital is raised. There can be no assurance that such a plan will be successful. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain such financing on reasonable terms.

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

Investments

Investments consist of U.S. Treasury Bills of $3,686,196, which are classified as held-to-maturity, and Certificates of Deposit of $1,742,766. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. All of the Company’s U.S. Treasury Bills and Certificates of Deposit mature within the next twelve months. Unrealized gains and losses are de minimus. As of December 31, 2016, the carrying value of the Company’s U.S. Treasury Bills approximates their fair value due to their short-term maturities.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2016 and 2015, the Company did not have any cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Depreciation of computer and lab equipment is computed by use of the straight-line method based on the estimated useful lives of the assets, which range from three to five years. Expenditures for maintenance and repairs that do not improve or extend the expected lives of the assets are expensed to operations, while expenditures for major upgrades to existing items are capitalized. Upon retirement or other disposition of these assets, the costs and accumulated depreciation are removed from the accounts and resulting gains or losses are reflected in the results of operations.

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

Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

CohBar, Inc.

Notes to Financial Statements

Note 3 - Summary of Significant Accounting Policies (continued)

The carrying amounts of cash and accounts payable approximate fair value due to the short-term nature of these instruments. The amount of debt included in the accompanying balance sheets approximates its fair value because the interest rate of the notes approximates the current market interest rate.

Common Stock Purchase Warrants

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provides the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company’s free standing derivatives consist of warrants to purchase common stock that were issued in connection with its notes payable and IPO. The Company evaluated these warrants to assess their proper classification using the applicable criteria enumerated under U.S. GAAP and determined that the common stock purchase warrants meet the criteria for equity classification in the accompanying balance sheets as of December 31, 2016 and 2015.

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2016 and 2015. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized during the years ended December 31, 2016 and 2015.

Research and Development Expenses

The Company expenses all research and development expenses as incurred. These costs include payroll, employee benefits, supplies, contracted for lab services, depreciation and other personnel-related costs associated with product development.

CohBar, Inc.

Notes to Financial Statements

Note 3 - Summary of Significant Accounting Policies (continued)

Share-Based Payment

The Company accounts for share-based payments using the fair value method. For employees and directors, the fair value of the award is measured, as discussed below, on the grant date. For non-employees, fair value is generally valued based on the fair value of the services provided or the fair value of the equity instruments on the measurement date, whichever is more readily determinable and re-measured on each financial reporting date until the service is complete. The Company has granted stock options at exercise prices equal to the higher of (i) the closing price of the Company’s common stock as reported on the OTCQX marketplace or (ii) the closing price of the Company’s common stock as reported by the TSX Venture Exchange as determined by the board of directors, with input from management on the date of grant. Upon exercise of an option or warrant, the Company issues new shares of common stock out of its authorized shares.

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

The weighted-average Black-Scholes assumptions are as follows:

	For the Years Ended December 31,
	2016	2015
Expected life	6 years	2 years
Risk free interest rate	1.31%	0.71%
Expected volatility	79%	80%
Expected dividend yield	0%	0%
Forfeiture rate	0%	0%

As of December 31, 2016, total unrecognized stock option compensation expense is $1,921,906, which will be recognized as those options vest over a period of approximately four years. The amount of future stock option compensation expense could be affected by any future option grants or by any option holders leaving the Company before their grants are fully vested.

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

	As of December 31,
	2016	2015
Warrants	6,681,051	7,936,391
Options	4,652,497	3,724,083
Totals	11,333,548	11,660,474

Recent Accounting Pronouncements

In August 2014, the FASB (“Financial Accounting Stands Board”) issued Accounting Standard Update (“ASU”) No. 2014-15, Presentation of Financial Statements-Going Concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure and impact are required. This new standard is effective for the Company for the annual period ending after December 15, 2016 and for annual periods and interim periods thereafter. The Company adopted the pronouncement as of December 31, 2016 (see Note 2).

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is effective for the fiscal years beginning after December 15, 2018. ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. Early adoption is permitted. The Company is in the process of evaluating the effect that ASU 2016-02 will have on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on statement of cash flows presentation for eight specific cash flow issues where diversity in practice exists. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

CohBar, Inc.

Notes to Financial Statements

Note 4 – Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2016	2015
Lab equipment	$304,499	$222,724
Computer and equipment	21,378	14,238
Total property and equipment	325,877	236,962
Less: accumulated depreciation	(95,365)	(37,387)
Total property and equipment, net	$230,512	$199,575

Depreciation expense related to property and equipment for the years ended December 31, 2016 and 2015 was $57,978 and $30,727, respectively.

Note 5 – Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31,
	2016	2015
Lab services & supplies	$87,100	$72,044
Professional fees	17,760	48,265
Consultant fees	2,500	15,495
Interest	25,420	17,826
Other	-	2,083
Total accrued liabilities	$132,780	$155,713

Note 6 - Note Payable

In 2013, the Company was awarded a grant from the Alzheimer’s Drug Discovery Foundation (“ADDF”) totaling $205,260. The Company executed Promissory Notes (the “Notes”) which governed the terms of the repayment of the grant. The Notes have a term of four years the first installment on the notes matured on January 21, 2017 and was paid in March 2017. The second installment will become due on September 12, 2017. In the event of a change of control, the total principal amount that is outstanding under the Notes, plus all accrued and unpaid interest become immediately due and payable. The Notes include interest rates that are equal to the prime rate that is published two days prior to the issuance date of the Notes and resets on each anniversary of the Notes. Through December 31, 2016, the interest rate on each note ranged from 3.25% to 3.75% per annum. In connection with the grant award, the Company also issued to the Alzheimer’s Drug Discovery Foundation a warrant to purchase 15,596 shares of the Company’s common stock at an exercise price of $0.99. The Company determined the fair value of the warrants issued using the Black-Scholes pricing model with the assumptions discussed in Note 3 and allocated the proceeds based on the relative fair value of the debt instrument and the related warrants. The aggregate deferred debt discount related to the Note was $785. The Company amortized $196 of the debt discount during each of the years ended December 31, 2016 and 2015, respectively, using the effective interest method. The warrant expires on the 10 year anniversary of the grant date.

CohBar, Inc.

Notes to Financial Statements

Note 7 - Commitments and Contingencies

Litigations, Claims and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such loss contingencies that are included in the financial statements as of December 31, 2016.

Licensing Agreements

The Company is a party to an Exclusive License Agreement (the “2011 Exclusive Agreement”) with The Regents of the University of California (“The Regents”) which remains in effect for the life of the last-to-expire patent or last to be abandoned patent application, whichever is later. The Company agreed to pay the licensors specified development milestone payments aggregating up to $765,000 for the first product sold under the license. Milestone payments for additional products developed and sold under the license are reduced by 50%. The Company is also required to pay annual maintenance fees to the licensors. Aggregate maintenance fees for the first five years following execution of the agreement are $80,000. Thereafter, the Company is required to pay maintenance fees of $50,000 annually until the first sale of a licensed product. In addition, for the duration of the 2011 Exclusive Agreement, the Company is required to pay the licensors royalties equal to 2% of its worldwide net sales of drugs, therapies or other products developed from claims covered by the licensed patents, subject to a minimum royalty payment of $75,000 annually, beginning after the first commercial sale of a licensed product. The Company is required to pay royalties ranging from 8% of worldwide sublicense sales of covered products (if the sublicense is entered after commencement of phase II clinical trials to 12% of worldwide sublicense sales (if the sublicense is entered prior to commencement of phase I clinical trials). The agreement also requires the Company to meet certain diligence and development milestones, including filing of an Investigational New Drug (“IND”) Application for a product covered by the agreement on or before the seventh anniversary of the agreement date. Through December 31, 2016, no royalties have been incurred under the agreement. All maintenance fees due and payable as of that date have been paid.

The Company is also a party to an Exclusive License Agreement (the “2013 Exclusive Agreement”) with The Regents whereby The Regents granted to the Company an exclusive license for the use of certain other patents. The 2013 Exclusive Agreement remains in effect for the life of the last-to-expire patent or last to be abandoned patent application, whichever is later. The Company paid Regents an initial license issue fee of $10,000 for these other patents, which was charged to General and Administrative expense, as incurred. The Company is also required to pay annual maintenance fees to the licensors. Aggregate maintenance fees for the first three years following execution of the agreement are $7,500. Thereafter, the Company is required to pay maintenance fees of $5,000 annually until the first sale of a licensed product. The Company agreed to pay The Regents specified development milestone payments aggregating up to $765,000 for the first product sold under the 2013 Exclusive Agreement. Milestone payments for additional products developed and sold under the 2013 Exclusive Agreement are reduced by 50%. In addition, for the duration of the 2013 Exclusive Agreement, the Company is required to pay The Regents royalties equal to 2% of the Company’s worldwide net sales of drugs, therapies or other products developed from claims covered by the licensed patent, subject to a minimum royalty payment of $75,000 annually, beginning after the first commercial sale of a licensed product. The Company is required to pay The Regents royalties ranging from 8% of worldwide sublicense sales of covered products (if the sublicense is entered after commencement of phase II clinical trials to 12% of worldwide sublicense sales (if the sublicense is entered prior to commencement of phase I clinical trials). The agreement also requires the Company to meet certain diligence and development milestones, including filing of an IND Application for a product covered by the agreement on or before the seventh anniversary of the agreement date.  Through December 31, 2016, no royalties have been incurred under the agreement. All maintenance fees due and payable as of that date have been paid.

CohBar, Inc.

Notes to Financial Statements

Note 7 - Commitments and Contingencies (continued)

Operating Lease

In February 2015, the Company entered into a lease agreement for an expanded laboratory facility. The laboratory space is leased on a month-to month basis and is part of a shared facility in Menlo Park, California. In 2016, the Company increased its shared space in this facility. The Company also terminated a previous month-to-month lease for the laboratory space in Pasadena, California effective March 31, 2015.

Rent expense amounted to $171,294 and $107,385 for the years ended December 31, 2016 and 2015, respectively.

Note 8 - Income Taxes

The tax effects of temporary differences that give rise to deferred tax assets are as follows:

	As of December 31,
	2016	2015
Current:
Accrued expenses	$51,174	$31,156

Non-current:
Stock compensation	163,221	132,645

Net operating loss carryforward	5,058,119	2,989,634

Research and development credit carry forward	267,325	100,480

Total deferred tax assets	5,539,839	3,253,915

Valuation allowance	(5,539,839)	(3,253,915)

Deferred tax asset, net of valuation allowance	$-	$-

CohBar, Inc.

Notes to Financial Statements

Note 8 - Income Taxes (continued)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Years Ended December 31,
	2016	2015
U.S. statutory federal rate	(34.0)%	(34.0)%
State income taxes, net of federal tax	(5.1)%	(5.4)%
Permanent differences	4.2%	2.6%
Prior year ture-ups	-%	-%
R&D tax credit	(2.7)%	(2.1)%
Change in valuation allowance	37.6%	38.9%
Income tax provision (benefit)	-%	-%

The income tax provision consists of the following:

	For the Years Ended December 31,
	2016	2015
Federal
Current	$-	$-
Deferred	(1,815,660)	(1,190,022)
State and local
Current	-	-
Deferred	(470,263)	(316,709)
Change in valuation allowance	2,285,923	1,506,731
Income tax provision (benefit)	-	$-

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not more-likely-than-not, a valuation allowance is established. Based upon the Company’s losses since inception, management believes that it is more-likely-than-not that future benefits of deferred tax assets will not be realized. Therefore, the Company established a full valuation allowance as of December 31, 2016 and 2015. As of December 31, 2016 and 2015, the change in valuation allowance was $2,285,923 and 1,506,731, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, principally California and New Jersey. The Company is subject to examination by the various taxing authorities. The Company’s federal and state income tax returns for tax years beginning in 2011 remain subject to examination.

At December 31, 2016 and 2015, the Company had $12,865,384 and $7,672,674, respectively, of federal and state net operating loss carryovers that may be available to offset future taxable income. The net operating loss carry forwards, if not utilized, will begin to expire from 2029 to 2036 for federal and state purposes. In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s net operating loss carryforward could be limited in the event of a change in ownership. At this time, the Company has not completed a full study to assess whether an ownership change under Section 382 of the Code occurred due to the costs and complexities associated with such a study.

CohBar, Inc.

Notes to Financial Statements

Note 9 - Stockholders’ Equity

Authorized Capital

In January 2015, the Company completed its initial public offering (“IPO”) on the TSX Venture Exchange. The Company sold 11,250,000 units at a price of $1.00 per unit, providing gross proceeds of $11,250,000. Concurrently with the IPO, the Company completed a previously-subscribed private placement of an additional 2,700,000 units for gross proceeds of $2,700,000, resulting in total gross proceeds of $13,950,000. After deducting $996,516 in offering expenses, the Company received net proceeds of $12,953,484. The Company also incurred internal offering costs of $785,197 which is classified as a reduction to additional paid-in capital in the accompanying balance sheets. All units consist of one share of the Company’s common stock and one-half of one common stock purchase warrant. In the aggregate, a total of 13,950,000 shares of common stock and 6,975,000 warrants to purchase common stock were issued in connection with the IPO and concurrent private placement. Each whole warrant was exercisable to acquire one share of the Company’s common stock at a price of $2.00 per share at any time up to January 6, 2017.

In January 2015, the Company amended its Certificate of Incorporation to increase the total number of authorized shares of common stock. Following the amendment, the Company has authorized the issuance and sale of up to 80,000,000 shares of stock, consisting of 75,000,000 shares of common stock having a par value of $0.001 and 5,000,000 shares of Preferred Stock having a par value of $0.001 per share. As of December 31, 2016 and 2015, there were no shares of Preferred Stock outstanding and there were no declared but unpaid dividends or undeclared dividend arrearages on any shares of the Company’s capital stock.

Preferred Stock

During the year ended December 31, 2014, the Company sold 5,400,000 shares of convertible Series B Preferred Stock. Each share of Series B Preferred Stock was convertible, at the option of the holder, into Common Stock. Each stockholder of Series B Preferred Stock was entitled to vote in the election of the Company’s Board of Directors. The purchasers of Series B Preferred Stock entered into put agreements requiring the purchasers, at the Company’s option, to purchase from the Company securities of the same type as those sold to investors in any future public offering of the Company’s securities, at the same price as the securities sold in the initial public offering, for an aggregate purchase price of up to $2,700,000.

Upon the completion of the IPO on January 6, 2015, each outstanding share of Series B Preferred Stock was automatically converted into one share of common stock. The Company converted 5,400,000 shares of then outstanding Series B Preferred Stock into 5,400,000 shares of its common stock.

The Company also exercised its rights under the aforementioned put agreements requiring the purchasers of Series B Preferred Stock to purchase 2,700,000 shares of common stock at the proposed public offering price of $1.00 per share for total cash proceeds of $2,700,000.

Stock Options

The Company has an incentive stock plan, the 2011 Equity Incentive Plan (the “2011 Plan”). In January 2015, the Company amended and restated the 2011 Plan. The Amendment and Restatement increased the aggregate number of shares of its common stock that may be issued pursuant to stock awards under the plan. In accordance with the rules of the TSX Venture Exchange regarding equity incentive plans, the number of shares that can be reserved for issuance under the 2011 Plan is equal to 20% of the Company’s common stock outstanding at the completion of the offering. The total number of shares reserved for issuance after the completion of the IPO is 6,453,069.

CohBar, Inc.

Notes to Financial Statements

Note 9 - Stockholders’ Equity (continued)

The Company has granted stock options to employees, non-employee directors and consultants from the 2011 Plan through the year ended December 31, 2016. Options granted under the Plan may be Incentive Stock Options or Non-statutory Stock Options, as determined by the Administrator at the time of grant. At December 31, 2016, 1,665,572 shares of the Company’s common stock were available for future issuance under the 2011 Plan.

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

During the year ended December 31, 2016, the Company granted stock options to employees to purchase 1,696,000 shares of the Company’s common stock. The stock options have exercise prices that range from $1.10 to $1.55 per share, are subject to vesting over four years, have terms of ten years and have an aggregate grant date fair value of approximately $1,418,000.

During the year ended December 31, 2016, 10,000 stock options were exercised for cash proceeds of $2,600.

During the year ended December 31, 2015, the Company granted stock options to employees and consultants to purchase 388,124 shares of the Company’s common stock. The stock options have exercise prices of $1.00 and $1.17, are subject to vesting over four years, have terms of ten years and have an aggregate grant date fair value of approximately $301,557.

During the years ended December 31, 2016 and 2015, the Company cancelled 26,486 and 5,000 employees and agents options. The cancelled options were added back to the available pool for future issuance.

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

The compensation expense associated with stock-based awards granted to individuals is recorded by the Company in the same expense classifications as cash compensation paid. During the year ended December 31, 2016, the Company recorded a total of $735,429 of stock based compensation recognizing $361,137 as a general and administrative expense and $374,292 as a research and development expense in the accompanying statements of operations. During the year ended December 31, 2015, the Company recorded a total of $396,850 of stock based compensation recognizing $215,692 as a general and administrative expense and $181,158 as a research and development expense in the accompanying statements of operations.

CohBar, Inc.

Notes to Financial Statements

Note 9 - Stockholders’ Equity (continued)

The following table represents stock option activity for the years ended December 31, 2016 and 2015:

			Weighted Average
	Stock Options		Exercise Price		Fair Value	Contractual	Aggregate
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Intrinsic Value
Balance – December 31, 2014	2,609,811	459,437	$0.38	$0.17	$0.17	9.57	$-
Granted	1,174,820	786,696	1.01	1.00	0.38	3.48	-
Exercised	(55,548)	(55,548)	-	-	-	-	-
Cancelled	(5,000)	-	-	-	-	-	-
Balance – December 31, 2015	3,724,083	1,963,948	$0.67	$0.34	$0.34	7.09	$-
Granted	1,696,000	-	1.50	-	-	6.25	-
Exercised	(741,100)	-	-	-	-	-	-
Cancelled	(26,486)	-	-	-	-	-	-
Balance – December 31, 2016	4,652,497	1,908,883	$0.92	$0.41	$0.41	8.24	$5,561,368

The granted balance for 2015 in the table above includes 786,696 options granted to the agents that took part in the IPO (see “Agent’s Compensation Options” below). All other options were granted to employees and consultants under the 2011 Plan.

The following table summarizes information on stock options outstanding and exercisable as of December 31, 2016:

		Weighted	Weighted		Weighted
Exercise	Number	Average Remaining	Average	Number	Average
Price	Outstanding	Contractual Term	Exercise Price	Exercisable	Exercise Price

$0.05	72,876	5.25 years	$0.05	72,876	$0.05
$0.26	1,024,810	7.28 years	$0.26	919,296	$0.26
$0.73	1,475,687	7.87 years	$0.73	768,587	$0.73
$1.00	313,124	8.56 years	$1.00	126,457	$1.00
$1.10	10,000	9.02 years	$1.10	-	$1.10
$1.17	70,000	8.87 years	$1.17	21,667	$1.17
$1.22	190,000	9.10 years	$1.22	-	$1.22
$1.50	40,000	9.17 years	$1.50	-	$1.50
$1.55	1,456,000	9.19 years	$1.55	-	$1.55
Totals	4,652,497			1,908,883

Agent’s Compensation Options

In connection with the closing of its IPO in January 2015 the Company issued 786,696 compensation options (“Compensation Options”) to the agents that took part in the offering. Each Compensation Option is exercisable for a unit consisting of one share of common stock and one-half of one common stock purchase warrant at an exercise price of $1.00 per unit. The Compensation Options expired on July 6, 2016. Each whole warrant issuable upon exercise of Compensation Options is exercisable to acquire one share of common stock at an exercise price of $2.00 per share at any time up to January 6, 2017. Because the Compensation Options are considered a cost of the IPO, the resulting value is recognized as both an increase and decrease to the equity section of the accompanying balance sheets. The Compensation Options are not part of the Company’s 2011 Plan.

During the year ended December 31, 2016, a total of 731,100 Compensation Options were exercised for cash proceeds of $731,100.

CohBar, Inc.

Notes to Financial Statements

Note 9 - Stockholders’ Equity (continued)

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

During the year ended December 31, 2016, the Company issued warrants to purchase an aggregate of 365,550 shares of common stock as a result of the exercise of 731,100 Compensation Options.

During the year ended December 31, 2015, the Company issued warrants to purchase an aggregate of 7,002,774 shares of common stock in conjunction with the issuance of units sold in the IPO and concurrent private placement, and upon the exercise of 55,548 Compensation Options. The warrants were exercisable through January 6, 2017 at a price of $2.00 per share.

During the year ended December 31, 2016, a total of 1,745,890 warrants were exercised for cash proceeds of $2,969,454 (see Note 10 - Subscription Receivable).

The following table represents warrant activity for the years ended December 31, 2016 and 2015:

			Weighted Average
	Warrants		Exercise Price		Fair Value	Contractual	Aggregate
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Intrinsic Value
Balance – December 31, 2014	933,617	933,617	$0.28	$0.28	$0.21	8.64	$-
Granted	7,002,774	7,002,774	2.00	2.00	0.43	1.52	-
Exercised	-	-	-	-	-	-	-
Cancelled	-	-	-	-	-	-	-
Balance – December 31, 2015	7,936,391	7,936,391	$1.80	$1.80	$0.41	1.80	$-
Granted	490,550	428,050	-	-	-	-	-
Exercised	(1,745,890)	(1,745,890)	-	-	-	-	-
Cancelled	-	-	-	-	-	-	-
Balance – December 31, 2016	6,681,051	6,618,551	$1.74	$1.74	$0.41	0.98	$2,516,058

Note 10 – Subscription Receivable

During December 2016, a total of 261,163 warrants were exercised for cash proceeds of $522,326. Due to the timing of the exercises, the shares underlying the warrants were issued in December 2016 and the proceeds were received in January 2017. The outstanding proceeds were recorded as a Subscription Receivable in the accompanying balance sheets as of December 31, 2016.

Note 11 - Related Party Transactions

Two of the Company’s Directors provide consulting, scientific and research and advisory services to the Company pursuant to agreements that provide for annual compensation of $42,000 each. Each agreement provides for an annual service term and can be extended by mutual consent of both parties. The service terms under the agreements expired in 2015. The Company continues to compensate Dr. Cohen and Dr. Barzilai for their ongoing services under the terms of the original agreements. During each of the years ended December 31, 2016 and 2015, $42,000 was paid to each director by the Company for consulting fees. As of December 31, 2016 and 2015, no amounts were owed to either Director.

CohBar, Inc.

Notes to Financial Statements

Note 12 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date on which the financial statements were issued require adjustment or disclosure in the Company’s financial statements.

In January 2017, a total of 926,588 warrants were exercised for cash proceeds of $1,853,176. An additional $522,326 was received in January 2017 which was the proceeds from warrants exercised in December 2016.

In January 2017, 4,695,846 warrants expired.

In January 2017, the Company granted stock options to purchase 731,000 shares of the Company’s common stock to its employees. The stock options are performance based and will be valued at the time milestones are reached.

In January 2017, the Company granted stock options to purchase 200,000 shares of the Company’s common stock to two of its Directors. The Company also granted stock options to purchase 100,000 shares of the Company’s common stock to one of its employees. The 300,000 stock options have an exercise price of $2.40 and are exercisable during a ten year term, subject to vesting based on continuous service over periods between zero and four years from the date of grant.

In January and February 2017, consultants to the Company exercised a total of 106,982 warrants for cash proceeds of $29,491.

In February 2017, 16,250 stock options were exercised for cash proceeds of $19,825.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including Simon Allen, our Chief Executive Officer, and Jeffrey Biunno, our Chief Financial Officer (collectively, the “Certifying Officers”), of the effectiveness of our disclosure controls and procedures as of December 31, 2016, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our management concluded that, during the period covered by this annual report, our disclosure controls and procedures were not effective due to a material weakness.

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

Management's Assessment

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded as of December 31, 2016, that our internal control over financial reporting was not effective due to a material weakness. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to our having one employee assigned to positions that involve processing financial information, resulting in a lack of segregation of duties so that all journal entries and account reconciliations are reviewed by someone other than the preparer, heightening the risk of error or fraud. If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner.

Due to our small size and early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our research and development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the year ended December 31, 2016. However, we continue to evaluate the effectiveness of our internal controls and procedures on an on-going basis. As our operations grow and become more complex, we intend to hire additional personnel in financial reporting and other areas. However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth under the captions Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance, Executive Officers, Information Concerning the Board of Directors and Code of Ethics in our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders to be filed with the SEC by April 30, 2017 (“Proxy Statement”). If the Proxy Statement is not filed with the SEC by April 30, 2017, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2017.

Item 11. Executive Compensation

The information required by this item will be set forth under the captions Executive Compensation and Director Compensation in our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders to be filed with the SEC by April 30, 2017. If the Proxy Statement is not filed with the SEC by April 30, 2017, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about our equity compensation plan as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of options warrants and rights		Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by stockholders	4,777,497		$1.07	1,665,572
Equity compensation plans not approved by stockholders	897,075	(1)	$0.26	-
Total	5,674,572		$1.21	1,665,572

(1)	Consists of warrants issued to an Executive Officer pursuant to an employment agreement and two consultants pursuant to consulting agreements.

Beneficial Ownership

The information required by this item is included under the caption Security Ownership of Certain Beneficial Owners and Management in our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders to be filed with the SEC by April 30, 2017. If the Proxy Statement is not filed with the SEC by April 30, 2017, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the caption Information Concerning the Board of Directors in our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders to be filed with the SEC by April 30, 2017 (“Proxy Statement”). If the Proxy Statement is not filed with the SEC by April 30, 2017, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2017.

Item 14. Principal Accounting Fees and Services

The information required by this item is included under the caption Ratification of Appointment of Registered Independent Public Accounting Firm in our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders to be filed with the SEC by April 30, 2017. If the Proxy Statement is not filed with the SEC by April 30, 2017, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2017.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 16. Form 10-K Summary

Not applicable.

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

Exhibit No.	Description

3.1	Third Amended and Restated Articles of Incorporation - Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, as filed with the Commission on January 8, 2015.

3.2	Amended and Restated Bylaws - Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K, as filed with the Commission on January 8, 2015.

10.1 *	Amended and Restated 2011 Equity Incentive Plan - Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, as filed with the Commission on January 8, 2015.

10.2 *	Form of Option Agreement under the 2011 Equity Incentive Plan -- Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.3	Exclusive License Agreement, dated August 6, 2013, between CohBar, Inc. and the Regents of the University of California - Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.4	Exclusive License Agreement, dated November 3, 2011, between and among CohBar, Inc. and the Regents of the University of California, and Albert Einstein College of Medicine of Yeshiva University - Incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.5 *	Form of Indemnification Agreement - Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.6 *	Common Stock Purchase Warrant, dated April 11, 2014, issued to Jon Stern - Incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.7	Form of Common Stock Purchase Warrants issued January 9, 2014 - Incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.8 *	Executive Employment Agreement, dated April 11, 2014, between CohBar, Inc. and Jon Stern - Incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.9 *	Executive Employment Agreement, dated November 27, 2013, between CohBar, Inc. and Jeffrey F. Biunno - Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.10 *	Amendment, dated as of July 11, 2016, to Executive Employment Agreement, dated as of November 27, 2013, between CohBar, Inc. and Jeffrey F. Biunno. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on November 14, 2016.

10.11 *	Executive Employment Agreement, dated November 17, 2014, between CohBar, Inc. and Kenneth Cundy - Incorporated by reference to Exhibit 10.13 to the Amendment No. 2 of our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 28, 2014.

10.12 *	Consulting Agreement, dated November 10, 2011, by and between the Company and Nir Barzilai, as extended by an extension agreement dated November 1, 2014 - Incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.13 *	Consulting Agreement, dated September 29, 2014, by and between the Company and Pinchas Cohen - Incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.14 *	Executive Employment Agreement, dated March 7, 2016, by and between CohBar, Inc. and Simon Allen - Incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on April 26, 2016.

23.1	Consent of independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract, compensatory agreement or arrangement, in which our directors or executive officers may participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2017	COHBAR, INC.

	By:	/s/ Jeffrey F. Biunno
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

Signature	Title	Date
/s/ Simon Allen	Chief Executive Officer	March 31, 2017
Simon Allen	(Principal Executive Officer)

/s/ Jeffrey F. Biunno	Chief Financial Officer, Treasurer and Secretary	March 31, 2017
Jeffrey F. Biunno	(Principal Financial and Accounting Officer)

/s/ Jon L. Stern	Chief Operating Officer and Director	March 31, 2017
Jon L. Stern

/s/ Albion J. Fitzgerald	Chairman of the Board of Directors	March 31, 2017
Albion J. Fitzgerald

/s/ Nir Barzilai	Director	March 31, 2017
Nir Barzilai

/s/ Pinchas Cohen	Director	March 31, 2017
Pinchas Cohen

/s/ Marc E. Goldberg	Director	March 31, 2017
Marc E. Goldberg

