Form 10-Q
period 2017-03-31
CohBar, Inc.
filed 2017-05-15
CIK 1522602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).    Yes  ☑        No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑	Emerging growth company ☑
		(Do not check if a smaller reporting company)		If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of May 9, 2017 the registrant had outstanding 35,857,701 shares of common stock.

COHBAR, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CohBar, Inc.

Condensed Balance Sheets

	As of
	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash	$2,867,054	$3,257,458
Investments	6,323,323	5,428,962
Subscription receivable	-	522,326
Prepaid expenses and other current assets	172,005	110,822
Total current assets	9,362,382	9,319,568
Property and equipment, net	214,523	230,512
Other assets	36,810	36,810
Total assets	$9,613,715	$9,586,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$384,525	$103,294
Accrued liabilities	161,467	132,780
Accrued payroll and other compensation	182,224	447,641
Note payable, net of debt discount of $0 and $59 as of March 31, 2017 and December 31, 2016, respectively	102,630	205,201
Total liabilities	830,846	888,916

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized 5,000,000 shares;
No shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.001 par value, Authorized 75,000,000 shares;
Issued and outstanding 35,857,701 shares as of March 31, 2017 and 34,807,881 as of December 31, 2016	35,858	34,808
Additional paid-in capital	25,388,657	23,072,702
Accumulated deficit	(16,641,646)	(14,409,536)
Total stockholders’ equity	8,782,869	8,697,974
Total liabilities and stockholders’ equity	$9,613,715	$9,586,890

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Condensed Statements of Operations

(unaudited)

	For The Three Months Ended March 31,
	2017	2016

Revenues	$-	$-

Operating expenses:
Research and development	1,292,780	737,100
General and administrative	940,089	479,932
Total operating expenses	2,232,869	1,217,032
Operating loss	(2,232,869)	(1,217,032)

Other income (expense):
Interest income	2,163	2,656
Interest expense	(1,345)	(1,875)
Amortization of debt discount	(59)	(49)
Total other income (expense)	759	732
Net loss	$(2,232,110)	$(1,216,300)
Basic and diluted net loss per share	$(0.06)	$(0.04)
Weighted average common shares outstanding - basic and diluted	35,788,158	32,331,345

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Condensed Statements of Cash Flows

(unaudited)

	For The Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,232,110)	$(1,216,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,989	12,273
Stock-based compensation	414,513	123,646
Amortization of debt discount	59	49
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(61,183)	(35,490)
Accounts payable	281,231	90,975
Accrued liabilities	28,687	(73,016)
Accrued payroll and other compensation	(265,417)	(94,072)
Net cash used in operating activities	(1,818,231)	(1,191,935)

Cash flows from investing activities:
Purchases of property and equipment	-	(8,422)
Payment for security deposit	-	(2,152)
Purchases of investments	(5,327,361)	(4,008,518)
Proceeds from redemptions of investments	4,433,000	4,742,000
Net cash (used in) provided by investing activities	(894,361)	722,908

Cash flows from financing activities:
Proceeds from exercise of warrants	2,404,993	-
Repayment of note payable	(102,630)	-
Proceeds from exercise of compensation options	-	6,650
Proceeds from exercise of employee stock options	19,825	2,600
Net cash provided by financing activities	2,322,188	9,250

Net decrease in cash	(390,404)	(459,777)
Cash at beginning of period	3,257,458	4,803,687
Cash at end of period	$2,867,054	$4,343,910

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$1,300
Interest paid	$12,418	$-

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

The Company’s primary activities include research and development of its MBT pipeline, securing intellectual property protection, managing collaborations with contract research organizations (“CROs”) and academic institutions, expanding its scientific leadership and raising capital. To date, the Company has not generated any revenues from operations and does not expect to generate any revenues in the near future. The Company has financed its operations primarily through proceeds from its initial public offering (“IPO”) and concurrent private offering, private placements of its preferred stock, the exercise of outstanding warrants and stock options and, to a lesser extent, from a grant from a research foundation.

The unaudited interim condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by U.S. GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K (the “2016 Form 10-K”), filed with the SEC on March 31, 2017. The interim unaudited condensed financial statements should be read in conjunction with those audited financial statements included in the 2016 Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any other period.

Note 2 - Management’s Liquidity Plans

 As of March 31, 2017, the Company had working capital and stockholders’ equity of $8,531,536 and $8,782,869 respectively. During the three months ended March 31, 2017, the Company incurred a net loss of $2,232,110. The Company has not generated any revenues, has incurred net losses since inception and does not expect to generate revenues in the near term.

Based on current budget assumptions and with the cash and investments on hand as of March 31, 2017, the Company believes that it has sufficient capital to meet its operating expenses and obligations for the next twelve months from the date of this filing. However, if unanticipated difficulties or circumstances arise the Company may require additional capital sooner to support its operations. If the Company is unable to raise additional capital whenever necessary it may be forced to decelerate or curtail its research and development activities and delay planned FDA filings and clinical activities until such time as additional capital becomes available. Such limitation of the Company’s activities would allow the Company to slow its rate of spending and extend its use of cash until additional capital is raised. There can be no assurance that such a plan will be successful. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain such financing on reasonable terms.

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

Investments

Investments consist of U.S. Treasury Bills of $4,331,283, which are classified as held-to-maturity, and Certificates of Deposit of $1,992,040. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. All of the Company’s U.S. Treasury Bills and Certificates of Deposit mature within the next twelve months. Unrealized gains and losses are de minimis. As of March 31, 2017, the carrying value of the Company’s U.S. Treasury Bills approximates their fair value, due to their short-term maturities.

Share-Based Payment

 The Company accounts for share-based payments using the fair value method. For employees and directors, the fair value of the award is measured, as discussed below, on the grant date. For non-employees, fair value is generally valued based on the fair value of the services provided or the fair value of the equity instruments on the measurement date, whichever is more readily determinable, and re-measured on each financial reporting date until the service is complete. The Company has granted stock options at exercise prices equal to the higher of (i) the closing price of the Company’s common stock as reported on the OTCQX marketplace or (ii) the closing price of the Company’s common stock as reported by the TSX Venture Exchange on the date of grant.

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

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

The weighted-average Black-Scholes assumptions are as follows:

	For the Three Months Ended March 31,
	2017	2016
Expected life	8 years	6 years
Risk free interest rate	2.16%	1.27%
Expected volatility	79%	79%
Expected dividend yield	0%	0%
Forfeiture rate	0%	0%

      As of March 31, 2017, total unrecognized stock option compensation expense is $1,821,693, which will be recognized as those options vest over a period of approximately four years. The amount of future stock option compensation expense could be affected by any future option grants or by any option holders leaving the Company before their grants are fully vested.

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

	As of March 31,
	2017	2016
Options	5,618,497	5,376,995
Warrants	951,635	8,064,716
Totals	6,570,132	13,441,711

Note 4 - Accrued Liabilities

Accrued liabilities consist of:

	As of	As of
	March 31, 2017	December 31, 2016
Lab services & supplies	$100,225	$87,100
Professional fees	46,340	17,760
Consultant fees	2,500	2,500
Interest	12,402	25,420
Total accrued liabilities	$161,467	$132,780

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

Operating Lease

The Company is a party to a lease agreement for a shared laboratory facility leased on a month-to-month basis in Menlo Park, California.

Rent expense was $55,215 and $34,396 for the three months ended March 31, 2017 and 2016, respectively.

Note 6 - Stockholders’ Equity

Stock Options

The Company has an incentive stock plan, the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”), and has granted stock options to employees, non-employee directors and consultants from the 2011 Plan. Options granted under the 2011 Plan may be Incentive Stock Options or Non-statutory Stock Options, as determined by the Administrator at the time of grant. In January 2016 the Company issued a warrant to purchase 125,000 shares of the Company’s common stock to an investor relations firm as partial compensation for consulting services it will provide the Company over a two year period.   Pursuant to applicable policies of the TSX-V, the shares issuable under the warrant will be counted against the limit of shares authorized for issuance under the 2011 Plan, notwithstanding that the warrant was not issued under the 2011 Plan. After giving effect to this limitation there are 683,322 shares remaining available for issuance under the 2011 Plan at March 31, 2017.

During the three months ended March 31, 2017, the Company granted stock options to employees to purchase 1,031,000 shares of the Company’s common stock at $2.40 per share. Of the 1,031,000 stock options granted, 300,000 are subject to vesting based on continuous service over periods between zero and four years from the date of grant and have terms of ten years. The balance of the total grant, or 731,000, is performance based and will be valued at the time the milestones are reached. The stock options have an aggregate grant date fair value of $528,580.

In February 2017, 16,250 stock options were exercised for cash proceeds of $19,825 and the Company cancelled 48,750 stock options.

The Company recorded $414,513 and $123,646 of stock based compensation in the three months ended March 31, 2017 and 2016, respectively.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 - Stockholders’ Equity (continued)

The following table represents stock option activity for the three months ended March 31, 2017:

			Weighted Average				Aggregate
	Stock Options		Exercise Price		Fair Value	Contractual	Intrinsic
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Value
Balance – December 31, 2016	4,652,497	1,908,883	$0.92	$0.41	$0.41	8.24	$-
Granted	1,031,000	100,000	2.40	2.40	6.25	6.25	-
Exercised	(16,250)	-	-	-	-	-	-
Cancelled	(48,750)	-	-	-	-	-	-
Balance – March 31, 2017	5,618,497	2,511,008	$1.01	$0.58	$0.58	6.72	$4,034,869

The following table summarizes information on stock options outstanding and exercisable as of March 31, 2017:

		Weighted Average	Weighted		Weighted
Exercise	Number	Remaining	Average	Number	Average
Price	Outstanding	Contractual Term	Exercise Price	Exercisable	Exercise Price

$0.05	72,876	5.01 years	$0.05	72,876	$0.05
$0.26	1,024,810	7.03 years	$0.26	948,901	$0.26
$0.73	1,475,687	7.63 years	$0.73	860,817	$0.73
$1.00	313,124	8.31 years	$1.00	146,457	$1.00
$1.10	10,000	8.78 years	$1.10	3,333	$1.10
$1.17	70,000	8.62 years	$1.17	27,500	$1.17
$1.22	125,000	8.85 years	$1.22	36,458	$1.22
$1.50	40,000	8.92 years	$1.50	10,833	$1.50
$1.55	1,456,000	8.94 years	$1.55	283,000	$1.55
$2.40	1,031,000	9.84 years	$2.40	120,833	$2.40
Totals	5,618,497			2,511,008

Warrants

In January 2017, a total of 926,588 warrants were exercised for cash proceeds of $1,853,176. An additional $522,326 was received in January 2017 which was the proceeds from warrants exercised in December 2016. During the three months ended March 31, 2017, 4,695,846 warrants expired.

In January and February 2017, consultants to the Company exercised a total of 106,982 warrants for cash proceeds of $29,491.

As of March 31, 2017, the Company has 951,635 warrants outstanding and exercisable to purchase common stock. Such warrants have a weighted average exercise price of $0.39, a weighted average remaining contractual life of 6.25 years and an aggregate intrinsic value of $1,339,531.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 7 - Related Party Transactions

Two of the Company’s directors, Pinchas Cohen and Nir Barzilai, provide consulting services to the Company pursuant to agreements that provide for annual compensation to each director of $42,000. Each agreement provides for an annual service term and can be extended by mutual consent of both parties. The service terms under the agreements expired in 2015. The Company continues to compensate Dr. Cohen and Dr. Barzilai for their ongoing services under the terms of the original agreements. Payments of $10,500 were made to each Director during each of the three months ended March 31, 2017 and 2016. As of March 31, 2017 and December 31, 2016, no amounts were owed to either Director.

Note 8 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date on which the condensed financial statements were issued require adjustment or disclosure in the Company’s condensed financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”). All references to the first quarter and first three months of 2017 and 2016 mean the three-month periods ended March 31, 2017 and 2016, respectively. Unless the context otherwise requires, “CohBar,” “we,” “us” and “our” refer to CohBar, Inc.

Special Note Regarding Forward-Looking Statements

This report, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on our current expectations, estimates, forecasts, and projections about our business, our potential drug candidates, our capital resources and ability to fund our operations, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “would,” “could,” “intend,” “plan,” “believe,” “seek” and “estimate,” variations of these words, and similar expressions are intended to identify those forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this report under the section entitled “Risk Factors” in Item 1A of Part I of the 2016 Form 10-K, as supplemented or modified in our quarterly reports on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as may be required by law.

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

We believe CohBar is a first mover in exploring the mitochondrial genome for therapeutically relevant peptides, and have developed a proprietary MBT technology platform which uses cell based assays and animal models of disease to rapidly identify mitochondrial peptides with promising biological activity. Once identified, we deploy optimization techniques to improve the drug-like properties of our MBT candidates, enabling us to match the most biologically promising peptides to disease indications that have substantial unmet medical needs.

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

We have financed our operations primarily through proceeds from our IPO and concurrent private offering, private placements of our preferred stock, the exercise of outstanding warrants and stock options and, to a lesser extent, from a grant from a research foundation. Since our inception through December 31, 2016, our operations have been funded with an aggregate of approximately $25.8 million, of which approximately $0.2 million was from a grant-funding organization and approximately $25.6 million was from the issuance of equity instruments.

Since inception, we have incurred significant operating losses. Our net losses were $2,232,110 and $1,216,300 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $16,641,646. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We expect to continue to incur significant expenses and operating losses as we continue research, discovery and pre-clinical development efforts on our current MBT candidates and any other MDPs, expand and protect our intellectual property portfolio, and hire additional development and scientific personnel. Our MBT drug target candidates are in early stages of investigational research. Candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase significantly for the foreseeable future as our product candidate development programs progress.

Based on current budget assumptions and with the cash and investments on hand as of March 31, 2017, we believe that we have sufficient capital to meet our operating expenses and obligations for the next twelve months from the date of this filing. However, if unanticipated difficulties or circumstances arise we may require additional capital sooner to support our operations. If we are unable to raise additional capital whenever necessary we may be forced to decelerate or curtail our research and development activities and delay planned FDA filings and clinical activities until such time as additional capital becomes available. Such limitation of our activities would allow us to slow our rate of spending and extend our use of cash until additional capital is raised. There can be no assurance that such a plan will be successful. There is no assurance that additional financing will be available when needed or that we will be able to obtain such financing on reasonable terms.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our product candidates, which include:

●	employee-related expenses including salaries, benefits, and stock-based compensation expense;

●	expenses incurred under agreements with third parties, including contract research organizations, or CROs, that conduct research and development and pre-clinical activities on our behalf, and the cost of consultants;

●	the cost of laboratory equipment, supplies and manufacturing MBT test materials; and

●	depreciation and other personnel-related costs associated with research and product development.

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

	For The Three Months Ended March 31.
	2017	2016	$	%
Operating expenses:
Research and development	$1,292,780	$737,100	$555,680	75%
General and administrative	940,089	479,932	460,157	96%
Total operating expenses	$2,232,869	$1,217,032	$1,015,837	83%

Comparison of Three Months Ended March 31, 2017 and 2016

Research and development expenses were $1,292,780 in the three months ended March 31, 2017 compared to $737,100 in the prior year period, a $555,680 increase. The increase in research and development expenses was primarily due to the $423,524 incurred which related to our IND-enabling activities, $46,328 increase in laboratory supplies related to our efforts to develop additional optimized MBT candidates, a $44,697 increase in expense primarily associated with our Scientific Advisory Board meeting held in January 2017 and a $20,819 increase in rent associated with the expanded laboratory facility in Menlo Park. We expect research and development expenses to increase in the coming quarters as we continue to advance our lead MBT candidate program and evaluate and optimize other MDPs as potential MBT drug candidates.

General and administrative expenses were $940,089 in the three months ended March 31, 2017 compared to $479,932 in the prior year period, a $460,157 increase. The increase was primarily due to a $412,410 increase in wages and stock based compensation due to the increase in head count with a full quarter’s expense associated with our CEO and Director of Investor Relations and the expensing of the additional stock options grants during the current year quarter.

Liquidity and Capital Resources

As of March 31, 2017 we had a cash balance of $2,867,054. We maintain our cash in a checking and savings account on deposit with a banking institution in the United States. We also maintain a portfolio of short-term highly liquid securities investing in U.S. Treasury Bills and Certificate of Deposits. As of March 31, 2017, we had an investments balance of $6,323,323.

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2017 and 2016 was $1,818,231 and $1,191,935, respectively. The cash used in operations for the three months ended March 31, 2017 was primarily due to our reported net loss of $2,232,110 offset by $430,561 in stock based compensation, depreciation and amortization expense in the current year quarter. The cash used in operations  for the three months ended March 31, 2016 was primarily due to our reported net loss of $1,216,300 and a $94,072 decrease in accrued payroll as bonuses recognized at the end of the previous year were paid in the current year quarter, offset by $123,646 in stock based compensation.

Cash Flows from Investing Activities

Net cash used in investing activities in the three months ended March 31, 2017 was $894,361 which was due to the purchases of our investments in certificates of deposit and treasury bills as compared to the timing of maturities of those investments. The cash used provided by investing activities of $722,908 in the three months ended March 31, 2016 was primarily due to the timing of maturities of our investments when compared to the purchases of those investments.

Cash Flows from Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2017 and 2016 was $2,322,188 and $9,250, respectively. Cash provided by financing activities in the three months ended March 31, 2017 was due to the exercise of warrants and employee stock options, partially offset by payment to the Alzheimer’s Drug Development Foundation of $102,630, representing the first installment of a note obligation associated with a grant from that organization. Cash provided by financing activities of $9,250 in the three months ended March 31, 2016 was due to the exercise of employee and Compensation Options.

Contractual Obligations

The Company is a party to a lease agreement for a shared laboratory facility leased on a month-to-month basis in Menlo Park, California.

Rent expense was $55,215 and $34,396 for the three months ended March 31, 2017 and 2016, respectively.

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

The material weakness relates to our having one employee assigned to positions that involve processing financial information, resulting in a lack of segregation of duties so that all journal entries and account reconciliations are reviewed by someone other than the preparer, heightening the risk of error or fraud. If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner. Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our research and development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended March 31, 2017. However, we continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. As our operations grow and become more complex, we intend to hire additional personnel in financial reporting and other areas. However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange Commission on December 16, 2014 pursuant to Rule 424(b). As of March 31, 2017, we have used proceeds from our IPO for working capital and general corporate purposes.

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

COHBAR, INC.

Date: May 15, 2017	By:	/s/ Jeffrey F. Biunno
Jeffrey F. Biunno
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)