Form 10-Q
period 2017-06-30
CohBar, Inc.
filed 2017-08-14
CIK 1522602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indication by check mark whether the registrant is a shell company (as defined in Rue 12b-2 of the Exchange Act) Yes  ☐        No  ☑

As of August 9, 2017 the registrant had outstanding 39,295,754 shares of common stock.

COHBAR, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CohBar, Inc.

Condensed Balance Sheets

	As of
	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash	$4,633,845	$3,257,458
Investments	3,097,846	5,428,962
Subscription receivable	-	522,326
Prepaid expenses and other current assets	173,512	110,822
Total current assets	7,905,203	9,319,568
Property and equipment, net	198,964	230,512
Deferred offering costs	35,154	-
Other assets	38,285	36,810
Total assets	$8,177,606	$9,586,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$757,010	$103,294
Accrued liabilities	81,853	132,780
Accrued payroll and other compensation	161,332	447,641
Note payable, net of debt discount of $0 and $59 as of June 30, 2017 and December 31, 2016, respectively	102,630	205,201
Total liabilities	1,102,825	888,916

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized 5,000,000 shares; No shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.001 par value, Authorized 75,000,000 shares; Issued and outstanding 35,857,701 shares as of June 30, 2017 and 34,807,881 as of December 31, 2016	35,858	34,808
Additional paid-in capital	25,587,108	23,072,702
Accumulated deficit	(18,548,185)	(14,409,536)
Total stockholders’ equity	7,074,781	8,697,974
Total liabilities and stockholders’ equity	$8,177,606	$9,586,890

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.
Condensed Statements of Operations
(unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-

Operating expenses:
Research and development	1,274,634	852,596	2,567,414	1,589,696
General and administrative	635,007	674,569	1,575,096	1,154,501
Total operating expenses	1,909,641	1,527,165	4,142,510	2,744,197
Operating loss	(1,909,641)	(1,527,165)	(4,142,510)	(2,744,197)

Other income (expense):
Interest income	4,242	1,274	6,405	3,930
Interest expense	(1,140)	(1,882)	(2,485)	(3,757)
Amortization of debt discount	-	(49)	(59)	(98)
Total other income (expense)	3,102	(657)	3,861	75
Net loss	$(1,906,539)	$(1,527,822)	$(4,138,649)	$(2,744,122)
Basic and diluted net loss per share	$(0.05)	$(0.05)	$(0.12)	$(0.08)
Weighted average common shares outstanding - basic and diluted	35,857,701	32,880,589	35,823,121	32,605,984

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.
Condensed Statements of Cash Flows
(unaudited)

	For The Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,138,649)	$(2,744,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,976	25,512
Stock-based compensation	612,964	333,301
Amortization of debt discount	59	98
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(62,690)	(49,278)
Accounts payable	653,716	43,131
Accrued liabilities	(50,927)	(29,002)
Accrued payroll and other compensation	(286,309)	12,936
Net cash used in operating activities	(3,238,860)	(2,407,424)

Cash flows from investing activities:
Purchases of property and equipment	(1,428)	(35,913)
Payment for security deposit	(1,475)	(6,601)
Purchases of investments	(8,677,884)	(6,583,937)
Proceeds from redemptions of investments	11,009,000	8,649,000
Net cash provided by investing activities	2,328,213	2,022,549

Cash flows from financing activities:
Deferred offering costs	(35,154)	-
Proceeds from exercise of warrants	2,404,993	712,246
Repayment of note payable	(102,630)	-
Proceeds from exercise of compensation options	-	496,376
Proceeds from exercise of employee stock options	19,825	2,600
Net cash provided by financing activities	2,287,034	1,211,222

Net increase in cash	1,376,387	826,347
Cash at beginning of period	3,257,458	4,803,687
Cash at end of period	$4,633,845	$5,630,034

Supplemental disclosure of cash flow information:
Income taxes paid	$2,057	$1,300
Interest paid	$14,363	$-

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

The Company’s primary activities include research and development of its MBT pipeline, securing intellectual property protection, managing collaborations with contract research organizations (“CROs”) and academic institutions and raising capital. To date, the Company has not generated any revenues from operations and does not expect to generate any revenues in the near future. The Company has financed its operations primarily with proceeds from sales of its equity securities, including its initial public offering (“IPO”), private placements and the exercise of outstanding warrants and stock options.

The unaudited interim condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by U.S. GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K (the “2016 Form 10-K”), filed with the SEC on March 31, 2017. The interim unaudited condensed financial statements should be read in conjunction with those audited financial statements included in the 2016 Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any other period.

Note 2 - Management’s Liquidity Plans

As of June 30, 2017, the Company had working capital and stockholders’ equity of $6,802,378 and $7,074,781, respectively. During the six months ended June 30, 2017, the Company incurred a net loss of $4,138,649. The Company has not generated any revenues, has incurred net losses since inception and does not expect to generate revenues in the near term.

Based on current budget assumptions, the cash and investments on hand as of June 30, 2017, and the proceeds received from the Company’s private placement completed on July 14, 2017 (see Note 8, Subsequent Events), the Company believes that it has sufficient capital to meet its operating expenses and obligations for the next twelve months from the date of this filing. However, if unanticipated difficulties or circumstances arise the Company may require additional capital sooner to support its operations. If the Company is unable to raise additional capital whenever necessary it may be forced to decelerate or curtail its research and development activities and delay planned FDA filings and clinical activities until such time as additional capital becomes available. Such limitation of the Company’s activities would allow the Company to slow its rate of spending and extend its use of cash until additional capital is raised. There can be no assurance that such a plan will be successful. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain such financing on reasonable terms.

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

Investments

Investments consist of U.S. Treasury Bills of $1,157,982, which are classified as held-to-maturity, and Certificates of Deposit of $1,939,864. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. All of the Company’s U.S. Treasury Bills and Certificates of Deposit mature within the next twelve months. Unrealized gains and losses are de minimis. As of June 30, 2017, the carrying value of the Company’s U.S. Treasury Bills approximates their fair value, due to their short-term maturities.

Deferred Offering Costs

The Company capitalizes amounts related to an equity offering in progress as of the balance sheet date as Deferred Offering Costs. As of June 30, 2017, the Company capitalized $35,154 of such costs in the accompanying condensed balance sheet.

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

The weighted-average Black-Scholes assumptions are as follows:

	For the Three Months Ended June 30,		For Six Months Ended June 30,
	2017	2016	2017	2016
Expected life	8 years	6 years	7 years	6 years
Risk free interest rate	2.14%	1.25%	2.12%	1.25%
Expected volatility	79%	79%	79%	79%
Expected dividend yield	0%	0%	0%	0%
Forfeiture rate	0%	0%	0%	0%

As of June 30, 2017, total unrecognized stock option compensation expense is $1,679,269, which will be recognized as those options vest over a period of approximately four years. The amount of future stock option compensation expense could be affected by any future option grants or by any option holders leaving the Company before their grants are fully vested.

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

	As of June 30,
	2017	2016
Options	5,513,497	4,912,715
Warrants	951,635	7,940,733
Totals	6,465,132	12,853,448

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 4 - Accrued Liabilities

Accrued liabilities consist of:

	As of	As of
	June 30, 2017	December 31, 2016
Lab services & supplies	$6,080	$87,100
Professional fees	50,031	17,760
Consultant fees	2,500	2,500
Interest	13,542	25,420
Other	9,700	-
Total accrued liabilities	$81,853	$132,780

Note 5 - Commitments and Contingencies

Litigations, Claims and Assessments

The Company may from time to time be a party to litigation and subject to claims incident to the ordinary course of business. As the Company grows and gains prominence in the marketplace it may become a party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect the Company’s future results of operations, cash flows or financial position. The Company is not currently a party to any legal proceedings.

Operating Lease

The Company is a party to a lease agreement for a shared laboratory facility leased on a month-to-month basis in Menlo Park, California.

Rent expense was $56,595 and $40,640 for the three months ended June 30, 2017 and 2016, respectively. Rent expense was $111,810 and $75,035 for the six months ended June 30, 2017 and 2016, respectively.

Note 6 - Stockholders’ Equity

Stock Options

The Company has an incentive stock plan, the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”), and has granted stock options to employees, non-employee directors and consultants from the 2011 Plan. Options granted under the 2011 Plan may be Incentive Stock Options or Non-statutory Stock Options, as determined by the Administrator at the time of grant. The rules of the TSX-Venture Exchange (or “TSX-V”) provide that the maximum number of shares which can be reserved under a stock option plan is equal to 20% of the number of shares of the issuer which are outstanding on the date the plan is approved by stockholders. On June 15, 2017 the Company’s stockholders approved an amendment to the 2011 Plan to increase the number of shares authorized for issuance under the 2011 Plan to a total of 7,171,540, which is equal to 20% of the number of shares of the Company’s common stock outstanding on the date of the amendment.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 - Stockholders’ Equity (continued)

In January 2016 the Company issued a warrant to purchase 125,000 shares of the Company’s common stock to an investor relations firm as partial compensation for consulting services it would provide the Company over a two year period. Pursuant to applicable policies of the TSX-V, the shares issuable under the warrant will be counted against the limit of shares authorized for issuance under the 2011 Plan, notwithstanding that the warrant was not issued under the 2011 Plan. After giving effect to this limitation there were 1,506,793 shares remaining available for issuance under the 2011 Plan at June 30, 2017.

During the six months ended June 30, 2017, the Company granted stock options to employees to purchase 1,031,000 shares of the Company’s common stock at an exercise price of $2.40 per share. The options have terms of ten years. Of the 1,031,000 stock options granted, 300,000 are subject to vesting based on continuous service over periods between zero and four years from the date of grant. The balance of the grant, or 731,000 shares, has performance-based vesting conditions and will be valued at the time the milestones are reached. The stock options have an aggregate grant date fair value of $528,580. Subsequent to the issuance, the Company cancelled 105,000 stock options during the six months ended June 30, 2017.

In February 2017, 16,250 stock options were exercised for cash proceeds of $19,825 and the Company cancelled 48,750 stock options.

The Company recorded stock based compensation as follows:

	For the Three Months Ended June 30,		For Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$76,267	$103,537	$142,960	$174,744
General and administrative	122,184	106,118	470,004	158,557
Total	$198,451	$209,655	$612,964	$333,301

The following table represents stock option activity for the six months ended June 30, 2017:

			Weighted Average
	Stock Options		Exercise Price		Fair Value	Contractual	Aggregate
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Intrinsic Value
Balance – December 31, 2016	4,652,497	1,908,883	$0.92	$0.41	$0.41	8.24	$-
Granted	1,031,000	100,000	2.40	2.40	6.25	6.25	-
Exercised	(16,250)	-	-	-	-	-	-
Cancelled	(153,750)	-	-	-	-	-	-
Balance – June 30, 2017	5,513,497	2,745,159	$0.98	$0.59	$0.59	6.73	$3,805,494

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 - Stockholders’ Equity (continued)

The following table summarizes information on stock options outstanding and exercisable as of June 30, 2017:

		Weighted	Weighted		Weighted
Exercise	Number	Average Remaining	Average	Number	Average
Price	Outstanding	Contractual Term	Exercise Price	Exercisable	Exercise Price

$0.05	72,876	4.76 years	$0.05	72,876	$0.05
$0.26	1,024,810	6.78 years	$0.26	978,507	$0.26
$0.73	1,475,687	7.38 years	$0.73	953,048	$0.73
$1.00	313,124	8.06 years	$1.00	166,457	$1.00
$1.10	10,000	8.53 years	$1.10	3,959	$1.10
$1.17	70,000	8.37 years	$1.17	31,875	$1.17
$1.22	125,000	8.60 years	$1.22	44,271	$1.22
$1.50	40,000	8.67 years	$1.50	13,333	$1.50
$1.55	1,456,000	8.69 years	$1.55	353,750	$1.55
$2.40	926,000	9.59 years	$2.40	127,083	$2.40
Totals	5,513,497			2,745,159

Warrants

In January 2017, a total of 926,588 common stock purchase warrants were exercised for aggregate cash proceeds of $1,853,176. Additional proceeds in the amount of $522,326 were received in January 2017 from warrants exercised in December 2016. During the six months ended June 30, 2017, 4,695,846 unexercised warrants expired.

In January and February 2017, consultants to the Company exercised a total of 106,982 warrants for aggregate cash proceeds of $29,491.

As of June 30, 2017, the Company had 951,635 warrants outstanding and exercisable to purchase common stock. Such warrants have a weighted average exercise price of $0.39, a weighted average remaining contractual life of 6.01 years and an aggregate intrinsic value of $1,291,950.

Note 7 - Related Party Transactions

Two of the Company’s directors, Pinchas Cohen and Nir Barzilai, provide consulting services to the Company pursuant to agreements that provide for annual compensation to each director of $42,000. Each agreement provides for an annual service term and can be extended by mutual consent of both parties. The service terms under the agreements expired in 2015. The Company continues to compensate Dr. Cohen and Dr. Barzilai for their ongoing services under the terms of the original agreements. Payments of $10,500 were made to each Director during each of the three months ended June 30, 2017 and 2016. During the six months ended June 30, 2017 and 2016, payments to each Director totaled $21,000. As of June 30, 2017 and December 31, 2016, no amounts were owed to either Director.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 8 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date on which the condensed financial statements were issued require adjustment or disclosure in the Company’s condensed financial statements.

On July 14, 2017, the Company issued and sold an aggregate of 3,438,053 units at a price of $1.50 per unit for total proceeds of approximately $5.16 million. Each unit consists of one share of the Company’s common stock and one common stock purchase warrant. Each warrant can be exercised at any time prior to June 30, 2020 for the purchase of one share of the Company’s common stock at an exercise price of $2.25.

In August 2017, the Company granted stock options to two consultants to purchase a total of 85,000 shares of the Company’s common stock. The stock options have an exercise price of $2.02 per share and are exercisable during a ten year term, subject to vesting over periods of three and four years.

In August 2017, the Company issued a total of 180,000 warrants to two consultants. The warrants have an exercise price of $1.99 and terms of five years.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”). All references to the second quarter and first six months of 2017 and 2016 are to the three and six month periods ended June 30, 2017 and 2016, respectively. Unless the context otherwise requires, “CohBar,” “we,” “us” and “our” refer to CohBar, Inc.

Special Note Regarding Forward-Looking Statements

This report, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on our current expectations, estimates, forecasts, and projections. These include statements regarding the therapeutic potential of mitochondria based therapeutics, plans and expectations regarding our CB4209 and CB4211 candidate program, anticipated timing and results of IND-enabling activities, regulatory submissions and initiation of clinical trials, our capital resources and ability to fund our operations, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “would,” “could,” “intend,” “plan,” “believe,” “seek” and “estimate,” variations of these words, and similar expressions are intended to identify those forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, uncertainties inherent in research and development, including the ability to meet anticipated commencement and completion dates for IND-enabling and initial clinical studies, as well as the possibility of unfavorable study results, including unfavorable new data and additional analyses of existing data; and those risks discussed in the section entitled “Risk Factors” found in Item 1A of Part I of the 2016 Form 10-K, as supplemented or modified in our quarterly reports on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as may be required by law.

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

We have financed our operations primarily with proceeds from sales of our equity securities, including our initial public offering (“IPO”), private placements, and the exercise of outstanding warrants and stock options. Since our inception through June 30, 2017, our operations have been funded with an aggregate of approximately $25.8 million, of which approximately $0.2 million was from a grant-funding organization and approximately $25.6 million was from the issuance of equity instruments.

Since inception, we have incurred significant operating losses. Our net losses were $4,138,649 and $2,744,122 for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $18,548,185. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We expect to continue to incur operating losses as we continue research, discovery and pre-clinical development efforts on our current MBT candidates and any other MDPs, expand and protect our intellectual property portfolio, and hire additional development and scientific personnel. Our MBT drug target candidates are in early stages of investigational research. Candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development expenses to increase in the coming quarters as we continue to advance our lead drug candidates into clinical studies and continue discovery, research and development efforts for our pipeline MDPs.

Based on current budget assumptions, the cash and investments on hand as of June 30, 2017, and the proceeds received from our private placement completed on July 14, 2017 (see Note 8 to our condensed financial statements included elsewhere in this document), we believe that we have sufficient capital to meet our operating expenses and obligations for the next twelve months from the date of this filing. However, if unanticipated difficulties or circumstances arise we may require additional capital sooner to support our operations. If we are unable to raise additional capital whenever necessary we may be forced to decelerate or curtail our research and development activities and delay planned FDA filings and clinical activities until such time as additional capital becomes available. Such limitation of our activities would allow us to slow our rate of spending and extend our use of cash until additional capital is raised. There can be no assurance that such a plan will be successful. There is no assurance that additional financing will be available when needed or that we will be able to obtain such financing on reasonable terms.

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

We expense all research and development expenses as incurred. We expect our research and development expenses will continue to increase in the remainder of the year ending December 31, 2017, as we continue our efforts to advance our lead MBT candidate program and to discover, evaluate and optimize other MDPs as potential MBT drug candidates.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. Other significant costs include legal fees relating to patent and corporate matters, and fees for accounting and consulting services. We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities and the potential commercialization of our product candidates. These increases will likely include increased costs related to the hiring of additional personnel, and fees to outside consultants, lawyers and accountants, among other expenses.

Results of Operations

The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	For The Three Months Ended June 30,		Change
	2017	2016	$	%
Operating expenses:
Research and development	$1,274,634	$852,596	$422,038	50%
General and administrative	635,007	674,569	(39,562)	(6)%
Total operating expenses	$1,909,641	$1,527,165	$382,476	25%

Comparison of Three Months Ended June 30, 2017 and 2016

Research and development expenses were $1,274,634 in the three months ended June 30, 2017 compared to $852,596 in the prior year period, an increase of $422,038, or 50%. The increase in research and development expenses was due primarily to a net increase of approximately $553,000 in expenses for laboratory supplies, MBT materials and other costs of IND-enabling activities associated with advancing our lead drug candidates into clinical studies, partially offset by a decrease of approximately $136,000 in salary, benefits and stock-based compensation relating to a bonus paid in the prior year quarter with no corresponding expense in the current year quarter and reduced headcount of scientific staff in the three months ended June 30, 2017 when compared to the same period in the prior year.

General and administrative expenses were $635,007 in the three months ended June 30, 2017 compared to $674,569 in the prior year period, a decrease of $39,562, or 6%. The decrease in general and administrative expenses was primarily due to a decrease in compensation relating to the timing of a bonus accrued in the prior year quarter with no corresponding expense in the current year quarter, which was partially offset by an increase in headcount and salary compensation in the current year quarter when compared to the same period of the prior year.

	For The Six Months Ended June 30,		Change
	2017	2016	$	%
Operating expenses:
Research and development	$2,567,414	$1,589,696	$977,718	62%
General and administrative	1,575,096	1,154,501	420,595	36%
Total operating expenses	$4,142,510	$2,744,197	$1,398,313	51%

Comparison of Six Months Ended June 30, 2017 and 2016

Research and development expenses were $2,567,414 in the six months ended June 30, 2017 compared to $1,589,696 in the prior year period, an increase of $977,718, or 62%. The increase in research and development expenses was due primarily to an approximately $1,005,000 net increase in expenses for laboratory supplies, MBT materials and other costs of IND-enabling activities, $46,500 in consulting fees, and a $37,800 increase in rent associated with the expansion of our laboratory facility in Menlo Park, California. The increase in research and development expenses was partially offset by a decrease of approximately $126,000 in salary, benefits and stock-based compensation relating to a bonus paid in the prior year period with no corresponding expense in the current year period and reduced headcount of scientific staff in in the six months ended June 30, 2017 when compared to the same period in the prior year. We expect research and development expenses to increase in the coming quarters as we continue to advance our lead drug candidates into clinical studies and continue to develop optimized MBT candidates.

General and administrative expenses were $1,575,096 in the six months ended June 30, 2017 compared to $1,154,501 in the prior year period, an increase of $420,595, or 36%. The increase in general and administrative expenses was primarily due to an increase of $52,200 in salary and benefit costs associated with the expansion of our general and administrative staff with the addition of our new Chief Executive Officer and Director of Investor Relations, an increase of $311,400 in stock based compensation due to option grants made in the current year period and a $38,100 increase in legal expenses associated with our legal compliance and certain filings for the protection of our intellectual property. We expect general and administrative expenses for the year ending December 31, 2017 to be higher in comparison to prior years as we continue to incur the costs associated with running a public company and expanding our intellectual property protection.

Liquidity and Capital Resources

As of June 30, 2017 we had a cash balance of $4,633,845. We maintain our cash in a checking and savings account on deposit with a banking institution in the United States. We also maintain a portfolio of short-term highly liquid securities investing in U.S. Treasury Bills and Certificate of Deposits. As of June 30, 2017, we had an investments balance of $3,097,846.

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2017 and 2016 was $3,238,860 and $2,407,424, respectively. The cash used in operations for the six months ended June 30, 2017 was primarily due to our reported net loss of $4,138,649 and a $286,309 decrease in accrued compensation related to the bonuses accrued at December 31, 2016 and paid in the current year, partially offset by $612,964 in stock-based compensation expense and a $653,716 increase in accounts payable associated with the timing of receipt of vendor invoices received at the end of the quarter. The cash used in operations for the six months ended June 30, 2016 was primarily due to our reported net loss of $2,744,122 partially offset by $333,301 in stock-based compensation expense in that period.

Cash Flows from Investing Activities

Net cash provided by investing activities in the six months ended June 30, 2017 and 2016 was $2,328,213 and $2,022,549, respectively. The cash provided by investing activities in both periods was due to the maturities of our investments in certificates of deposit and treasury bills as compared to the timing of purchases of those investments.

Cash Flows from Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2017 and 2016 was $2,287,034 and $1,211,222, respectively. Net cash provided by financing activities in the six months ended June 30, 2017 was due to the exercise of warrants and employee stock options, which was partially offset by payment to the Alzheimer’s Drug Discovery Foundation of $102,630, representing the first installment of a note obligation associated with a grant from that organization and $35,154 of deferred offering costs associated with our private placement completed on July 14, 2017 (see Note 8 to our condensed financial statements included elsewhere in this document). Cash provided by financing activities in the amount of $1,211,222 in the six months ended June 30, 2016 was primarily due to the exercise of compensation options issued to the agents in our IPO, resulting in proceeds of $496,376, and the exercise of common stock purchase warrants resulting in proceeds of $712,246.

Contractual Obligations

The Company is a party to a lease agreement for a shared laboratory facility leased on a month-to-month basis in Menlo Park, California.

Rent expense was $56,595 and $40,640 for the three months ended June 30, 2017 and 2016, respectively. Rent expense was $111,810 and $75,035 for the six months ended June 30, 2017 and 2016, respectively. The increases in rent expense were primarily due to an expansion of our laboratory facilities in January 2017.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company as defined by the rules and regulations of the SEC, we are not required to provide this information.

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

The material weakness relates to our having one employee assigned to positions that involve processing financial information, resulting in a lack of segregation of duties so that all journal entries and account reconciliations are reviewed by someone other than the preparer, heightening the risk of error or fraud. If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner. Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our research and development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended June 30, 2017. However, we continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. As our operations grow and become more complex, we intend to hire additional personnel in financial reporting and other areas. However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We may from time to time be a party to litigation and subject to claims incident to the ordinary course of business. As we grow and gain prominence in the marketplace we may become a party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows or financial position. We are not currently a party to any legal proceedings.

Item 1A.    Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and filed with the SEC on March 31, 2017. There have been no material changes to these risks during the six months ended June 30, 2017.

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description
10.1*	First Amendment to Amended and Restated 2011 Equity Incentive Plan.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Management contract or compensatory agreement or arrangement in which our directors or executive officers may participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on.

COHBAR, INC.

Date: August 14, 2017	By:	/s/ Jeffrey F. Biunno
Jeffrey F. Biunno
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)