Form 10-Q
period 2017-09-30
CohBar, Inc.
filed 2017-11-14
CIK 1522602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☑	Smaller reporting company
	(Do not check if a smaller reporting company)	☑	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 9, 2017 the registrant had outstanding 39,395,837 shares of common stock.

COHBAR, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CohBar, Inc.

Condensed Balance Sheets

	As of
	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash	$2,314,928	$3,257,458
Investments	8,027,314	5,428,962
Subscription receivable	-	522,326
Prepaid expenses and other current assets	113,296	110,822
Total current assets	10,455,538	9,319,568
Property and equipment, net	184,269	230,512
Intangible assets, net	23,693	-
Other assets	40,465	36,810
Total assets	$10,703,965	$9,586,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$575,340	$103,294
Accrued liabilities	175,273	132,780
Accrued payroll and other compensation	147,065	447,641
Note payable, net of debt discount of $0 and $59 as of September 30, 2017 and December 31, 2016, respectively	-	205,201
Total liabilities	897,678	888,916

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized 5,000,000 shares;
No shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.001 par value, Authorized 75,000,000 shares;
Issued and outstanding 39,295,754 shares as of September 30, 2017 and 34,807,881 as of December 31, 2016	39,296	34,808
Additional paid-in capital	31,176,283	23,072,702
Accumulated deficit	(21,409,292)	(14,409,536)
Total stockholders’ equity	9,806,287	8,697,974
Total liabilities and stockholders’ equity	$10,703,965	$9,586,890

The accompanying notes are an integral part of these condensed financial statements.

CohBar, Inc.

Condensed Statements of Operations

(unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-

Operating expenses:
Research and development	2,316,454	1,056,429	4,883,868	2,646,125
General and administrative	549,505	598,507	2,124,601	1,753,008
Total operating expenses	2,865,959	1,654,936	7,008,469	4,399,133
Operating loss	(2,865,959)	(1,654,936)	(7,008,469)	(4,399,133)

Other income (expense):
Interest income	5,954	3,142	12,359	7,072
Interest expense	(1,102)	(1,886)	(3,587)	(5,643)
Amortization of debt discount	-	(49)	(59)	(147)
Total other income	4,852	1,207	8,713	1,282
Net loss	$(2,861,107)	$(1,653,729)	$(6,999,756)	$(4,397,851)
Basic and diluted net loss per share	$(0.07)	$(0.05)	$(0.19)	$(0.13)
Weighted average common shares outstanding - basic and diluted	38,809,942	33,416,874	36,829,669	32,878,254

The accompanying notes are an integral part of these condensed financial statements.

CohBar, Inc.

Condensed Statements of Cash Flows

(unaudited)

	For The Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(6,999,756)	$(4,397,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	49,502	41,273
Stock-based compensation	1,180,835	524,118
Amortization of debt discount	59	147
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,474)	5,967
Accounts payable	472,046	214,334
Accrued liabilities	42,493	(11,769)
Accrued payroll and other compensation	(300,576)	20,417
Net cash used in operating activities	(5,557,871)	(3,603,364)

Cash flows from investing activities:
Purchases of property and equipment	(3,259)	(67,011)
Capitalized patent costs	(23,693)	-
Payment for security deposit	(3,655)	(6,601)
Purchases of investments	(16,707,352)	(8,662,205)
Proceeds from redemptions of investments	14,109,000	12,073,000
Net cash (used in) provided by investing activities	(2,628,959)	3,337,183

Cash flows from financing activities:
Proceeds from exercise of warrants	2,404,993	741,046
Repayment of note payable	(205,260)	-
Proceeds from exercise of compensation options	-	731,085
Proceeds from exercise of employee stock options	19,825	2,600
Proceeds from private offering, net	5,024,742	-
Net cash provided by financing activities	7,244,300	1,474,731

Net (decrease) increase in cash	(942,530)	1,208,550
Cash at beginning of period	3,257,458	4,803,687
Cash at end of period	$2,314,928	$6,012,237

Supplemental disclosure of cash flow information:
Cash paid:
Income taxes paid	$2,057	$1,300
Interest paid	$29,007	$-

The accompanying notes are an integral part of these condensed financial statements.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Business Organization and Basis of Presentation

CohBar, Inc. (“CohBar” or the “Company”) is an innovative biotechnology company and a leader in the research and development of mitochondria based therapeutics (MBTs), an emerging class of drugs with the potential to treat a wide range of diseases associated with aging and metabolic dysfunction, including obesity, fatty liver disease (NAFLD) and non-alcoholic steatohepatitis (NASH), type 2 diabetes mellitus (T2D), cancer, atherosclerosis, cardiovascular disease, and neurodegenerative diseases such as Alzheimer’s disease.

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

The unaudited interim condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by U.S. GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K (the “2016 Form 10-K”), filed with the SEC on March 31, 2017. The interim unaudited condensed financial statements should be read in conjunction with those audited financial statements included in the 2016 Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any other period.

Note 2 - Management’s Liquidity Plans

As of September 30, 2017, the Company had working capital and stockholders’ equity of $9,557,860 and $9,806,287, respectively. During the nine months ended September 30, 2017, the Company incurred a net loss of $6,999,756. The Company has not generated any revenues, has incurred net losses since inception and does not expect to generate revenues in the near term.

Based on current budget assumptions and the cash and investments on hand as of September 30, 2017 the Company believes that it has sufficient capital to meet its operating expenses and obligations for the next twelve months from the date of this filing. However, if unanticipated difficulties or circumstances arise the Company may require additional capital sooner to support its operations. If the Company is unable to raise additional capital whenever necessary it may be forced to decelerate or curtail its research and development activities and delay planned FDA filings and clinical activities until such time as additional capital becomes available. Such limitation of the Company’s activities would allow the Company to slow its rate of spending and extend its use of cash until additional capital is raised. There can be no assurance that such a plan will be successful. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain such financing on reasonable terms.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

All amounts are presented in U.S. Dollars.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from these estimates. The Company’s significant estimates and assumptions include the fair value of financial instruments, stock-based compensation and the valuation allowance relating to the Company’s deferred tax assets.

Investments

As of September 30, 2017, investments consisted of U.S. Treasury Bills of $4,042,990, which are classified as held-to-maturity, and Certificates of Deposit of $3,984,324. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. All of the Company’s U.S. Treasury Bills mature within the next twelve months. Unrealized gains and losses are de minimis. As of September 30, 2017, the carrying value of the Company’s U.S. Treasury Bills approximates their fair value.

Deferred Offering Costs

The Company capitalizes amounts related to an equity offering in progress as of the balance sheet date as Deferred Offering Costs. During the nine months ended September 30, 2017, the Company incurred $132,338 of offering related costs. The related offering closed in July 2017 and these costs were recorded as a reduction in additional paid-in capital in the accompanying condensed balance sheets.

Capitalization of Patent Costs

The Company capitalizes the costs of its patents which consists of legal and filing fees related to the prosecution of patent filings. The patents will be amortized using the straight-line method over the estimated remaining lives of the patents which is 20 years from the initial filing of the patent. Amortization for the nine months ended September 30, 2017 was de minimis to the condensed financial statements.

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

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

The weighted-average fair value of options and warrants has been estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of each instrument is estimated on the date of grant utilizing certain assumptions for a risk-free interest rate, volatility and expected remaining lives of the awards. Since the Company has a limited history of being publicly traded, the fair value of stock-based payment awards issued was estimated using a volatility derived from an index of comparable entities. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the number of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

The weighted-average Black-Scholes assumptions are as follows:

	For the Three Months Ended September 30,		For Nine Months Ended September 30,
	2017	2016	2017	2016
Expected life	5 years	4 years	6 years	5 years
Risk free interest rate	1.92%	1.03%	1.99%	1.10%
Expected volatility	81%	79%	80%	79%
Expected dividend yield	0%	0%	0%	0%
Forfeiture rate	0%	0%	0%	0%

As of September 30, 2017, total unrecognized stock based compensation expense was $2,087,473 which will be recognized as that equity vests over a period of approximately five years. The amount of future stock option compensation expense could be affected by any future equity grants or by any option holders leaving the Company before their grants are fully vested.

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

	As of September 30,
	2017	2016
Options	5,598,497	4,652,497
Warrants	4,569,688	8,056,418
Totals	10,168,185	12,708,915

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 4 - Accrued Liabilities

Accrued liabilities consist of:

	As of	As of
	September 30, 2017	December 31, 2016
Lab services & supplies	$32,608	$87,100
Professional fees	140,165	17,760
Consultant fees	2,500	2,500
Interest	-	25,420
Total accrued liabilities	$175,273	$132,780

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

Rent expense was $57,428 and $41,343 for the three months ended September 30, 2017 and 2016, respectively. Rent expense was $169,237 and $116,378 for the nine months ended September 30, 2017 and 2016, respectively.

Note 6 - Stockholders’ Equity

Private Offering

During the quarter ended September 30, 2017, the Company completed a private offering for total net proceeds of approximately $5.02 million (“Private Offering”), of which 289,334 units were sold to officers and directors. The Company issued an aggregate of 3,438,053 units at a price of $1.50 per unit. Each unit consists of one share of the Company’s common stock and one common stock purchase warrant (see “Warrants”).

Stock Options

The Company has an incentive stock plan, the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”), and has granted stock options to employees, non-employee directors and consultants from the 2011 Plan. Options granted under the 2011 Plan may be Incentive Stock Options or Non-statutory Stock Options, as determined by the Administrator at the time of grant. The rules of the TSX-Venture Exchange (or “TSX-V”) provide that the maximum number of shares which can be reserved under a stock option plan is equal to 20% of the number of shares of the issuer which are outstanding on the date the plan is approved by stockholders. On June 15, 2017, the Company’s stockholders approved an amendment to the 2011 Plan to increase the number of shares authorized for issuance under the 2011 Plan to a total of 7,171,540, which is equal to 20% of the number of shares of the Company’s common stock outstanding on the date of the amendment.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 - Stockholders’ Equity (continued)

In January 2016, the Company issued a warrant to purchase 125,000 shares of the Company’s common stock to an investor relations firm as partial compensation for consulting services it would provide the Company over a two-year period. In August 2017, the Company issued warrants to purchase 180,000 shares of the Company’s common stock to two consultants as compensation for consulting services they will provide the Company over a five-year period. Pursuant to applicable policies of the TSX-V, the shares issuable under the warrants will be counted against the limit of shares authorized for issuance under the 2011 Plan, notwithstanding that the warrants were not issued under the 2011 Plan. After giving effect to this limitation there were 1,241,793 shares remaining available for issuance under the 2011 Plan at September 30, 2017.

During the nine months ended September 30, 2017, the Company granted stock options to employees to purchase 1,031,000 shares of the Company’s common stock at an exercise price of $2.40 per share. The options have terms of ten years. Of the 1,031,000 stock options granted, 300,000 are subject to vesting based on continuous service over periods between zero and four years from the date of grant. The balance of the grant, or 731,000 shares, has performance-based vesting conditions and will be valued at the time the milestones are reached. The stock options have an aggregate grant date fair value of $528,580. Subsequent to the issuance, the Company cancelled 105,000 stock options during the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, the Company granted stock options to two consultants to purchase a total of 85,000 shares of the Company’s common stock. The stock options have an exercise price of $2.02 per share and are exercisable during a ten-year term, are subject to vesting over periods of three and four years and have an aggregate grant date fair value of $269,416.

In February 2017, 16,250 stock options were exercised for cash proceeds of $19,825 and the Company cancelled 48,750 stock options.

The Company recorded stock based compensation as follows:

	For the Three Months Ended September 30,		For Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$441,629	$89,526	$584,589	$264,270
General and administrative	126,242	101,290	596,246	259,848
Total	$567,871	$190,816	$1,180,835	$524,118

The following table represents stock option activity for the nine months ended September 30, 2017:

			Weighted Average				Aggregate
	Stock Options		Exercise Price		Fair Value	Contractual	Intrinsic
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Value
Balance – December 31, 2016	4,652,497	1,908,883	$0.92	$0.41	$0.41	8.24	$-
Granted	1,116,000	-	-	-	-	-	-
Exercised	(16,250)	-	-	-	-	-	-
Cancelled	(153,750)	-	-	-	-	-	-
Balance – September 30, 2017	5,598,497	3,006,807	$1.02	$0.64	$0.64	6.92	$12,910,289

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 - Stockholders’ Equity (continued)

The following table summarizes information on stock options outstanding and exercisable as of September 30, 2017:

		Weighted Average	Weighted		Weighted
Exercise	Number	Remaining	Average	Number	Average
Price	Outstanding	Contractual Term	Exercise Price	Exercisable	Exercise Price

$0.05	72,876	4.51 years	$0.05	72,876	$0.05
$0.26	1,024,810	6.53 years	$0.26	1,008,112	$0.26
$0.73	1,475,687	7.12 years	$0.73	1,045,278	$0.73
$1.00	313,124	7.81 years	$1.00	186,457	$1.00
$1.10	10,000	8.35 years	$1.10	4,584	$1.10
$1.17	70,000	8.12 years	$1.17	36,250	$1.17
$1.22	125,000	8.35 years	$1.22	52,083	$1.22
$1.50	40,000	8.42 years	$1.50	15,833	$1.50
$1.55	1,456,000	8.44 years	$1.55	424,500	$1.55
$2.02	85,000	9.86 years	$2.02	27,500	$2.02
$2.40	926,000	9.34 years	$2.40	133,334	$2.40
Totals	5,598,497			3,006,807

Warrants

In January 2017, a total of 926,588 common stock purchase warrants were exercised for aggregate cash proceeds of $1,853,176. Additional proceeds in the amount of $522,326 were received in January 2017 from warrants exercised in December 2016. During the nine months ended September 30, 2017, 4,695,846 unexercised warrants expired.

In January and February 2017, consultants to the Company exercised a total of 106,982 warrants for aggregate cash proceeds of $29,491.

During the nine months ended September 30, 2017, the Company issued 3,438,053 warrants as part of the Private Offering. Each warrant can be exercised at any time prior to June 30, 2020 for the purchase of one share of the Company’s common stock at an exercise price of $2.25.

During the nine months ended September 30, 2017, the Company issued warrants to two consultants. The warrants are exercisable any time prior to August 7, 2022 for the purchase of an aggregate of up to 180,000 shares of common stock at an exercise price of $1.99 per share.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 - Stockholders’ Equity (continued)

The following table represents warrant activity for the nine months ended September 30, 2017:

			Weighted Average				Aggregate
	Warrants		Exercise Price		Fair Value	Contractual	Intrinsic
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Value
Balance – December 31, 2016	6,681,051	6,618,551	$1.74	$1.74	$0.41	0.98	$-
Issued	3,618,053	3,618,053	$2.24	$2.24	$1.04	2.86	-
Exercised	(1,033,570)	-	-	-	-	-	-
Cancelled	(4,695,846)	-	-	-	-	-	-
Balance – September 30, 2017	4,569,688	4,554,063	$1.85	$1.86	$0.92	3.46	$8,212,130

Note 7 - Related Party Transactions

Two of the Company’s directors, Pinchas Cohen and Nir Barzilai, provide consulting services to the Company pursuant to agreements that provide for annual compensation to each director of $42,000. Each agreement provides for an annual service term and can be extended by mutual consent of both parties. The service terms under the agreements expired in 2015. The Company continues to compensate Dr. Cohen and Dr. Barzilai for their ongoing services under the terms of the original agreements. Payments of $10,500 were made to each Director during each of the three months ended September 30, 2017 and 2016. During each of the nine months ended September 30, 2017 and 2016, payments to each Director totaled $31,500. As of September 30, 2017, and December 31, 2016, no amounts were owed to either Director.

Note 8 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date on which the condensed financial statements were issued require adjustment or disclosure in the Company’s condensed financial statements.

In October 2017, 80,083 stock options were exercised for cash proceeds of $100,392, and 20,000 warrants were exercised for cash proceeds of $45,000.

In October 2017, the Company entered into a one-year lease agreement for office space in New Jersey at a cost of $13,080 per annum.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”). All references to the third quarter and first nine months of 2017 and 2016 are to the three and nine month periods ended September 30, 2017 and 2016, respectively. Unless the context otherwise requires, “CohBar,” “we,” “us” and “our” refer to CohBar, Inc.

Special Note Regarding Forward-Looking Statements

This report, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on our current expectations, estimates, forecasts, and projections. These include statements regarding the therapeutic potential of mitochondria based therapeutics, plans and expectations regarding our CB4209 and CB4211 and initiation of clinical trials, our capital resources and ability to fund our operations, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “would,” “could,” “intend,” “plan,” “believe,” “seek” and “estimate,” variations of these words, and similar expressions are intended to identify those forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, uncertainties inherent in research and development, including the ability to meet anticipated commencement and completion dates for IND-enabling and initial clinical studies, as well as the possibility of unfavorable study results, including unfavorable new data and additional analyses of existing data; and those risks discussed in the section entitled “Risk Factors” found in Item 1A of Part I of the 2016 Form 10-K, as supplemented or modified in our quarterly reports on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as may be required by law.

Overview

We are an innovative biotechnology company and a leader in the research and development of mitochondria based therapeutics (MBTs), an emerging class of drugs with the potential to treat a wide range of diseases associated with aging and metabolic dysfunction, including obesity, fatty liver disease (NAFLD) and non-alcoholic steatohepatitis (NASH), type 2 diabetes mellitus (T2D), cancer, atherosclerosis, cardiovascular disease, and neurodegenerative diseases such as Alzheimer’s disease.

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

In September 2016, we advanced two novel, optimized analogs of our MOTS-c MDP, CB4209 and CB4211, into IND-enabling studies as our lead MBT drug candidates with potential for treatment of NASH and obesity. Our founders and scientific team have also discovered a large number of MDPs that have demonstrated a range of biological activities and therapeutic potential. Our ongoing research and development of our pipeline MDPs is focused on identifying and advancing novel improved analogs of those MDPs that have the greatest therapeutic and commercial potential for development into drugs.

We have financed our operations primarily with proceeds from sales of our equity securities, including our initial public offering (“IPO”), private placements, and the exercise of outstanding warrants and stock options. Since our inception through September 30, 2017, our operations have been funded with an aggregate of approximately $30.7 million from the issuance of equity instruments.

Since inception, we have incurred significant operating losses. Our net losses were $6,999,756 and $4,397,851 for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $21,409,292. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate incurring increasing expenses from IND-enabling activities for our lead programs, continued development of our pipeline MDPs, and from the expansion and protection of our intellectual property portfolio. Our MBT drug target candidates are in early stages of investigational research. Candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development expenses to increase as we continue to advance our lead drug candidates into clinical studies and continue discovery, research and development efforts for our pipeline MDPs.

Based on current budget assumptions and the cash and investments on hand as of September 30, 2017, we believe that we have sufficient capital to meet our operating expenses and obligations for the next twelve months from the date of this filing. However, if unanticipated difficulties or circumstances arise we may require additional capital sooner to support our operations. If we are unable to raise additional capital whenever necessary we may be forced to decelerate or curtail our research and development activities and delay planned FDA filings and clinical activities until such time as additional capital becomes available. Such limitation of our activities would allow us to slow our rate of spending and extend our use of cash until additional capital is raised however, there can be no assurance that such a plan will be successful. There is no assurance that additional financing will be available when needed or that we will be able to obtain such financing on reasonable terms.

Financial Operations Review

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the near future. In the future, we will seek to generate revenue from product sales, either directly or under any future licensing, development or similar relationship with a strategic partner.

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our product candidates. These include:

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

We expense all research and development expenses as incurred. We expect our research and development expenses will continue to increase in future periods, as we continue our efforts to advance our lead MBT candidate program and to discover, evaluate and optimize other MDPs as potential MBT drug candidates.

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

	For The Three Months Ended September 30,		Change
	2017	2016	$	%
Operating expenses:
Research and development	$2,316,454	$1,056,429	$1,260,025	119%
General and administrative	549,505	598,507	(49,002)	(8%)
Total operating expenses	$2,865,959	$1,654,936	$1,211,023	73%

Comparison of Three Months Ended September 30, 2017 and 2016

Research and development expenses were $2,316,454 in the three months ended September 30, 2017 compared to $1,056,429 in the prior year period, a $1,260,025 increase. The increase in research and development expenses was due primarily to a net increase of approximately $880,000 in costs related to our IND-enabling activities associated with advancing our lead drug candidates into clinical studies, purchases of laboratory supplies and expenses related to our efforts to develop optimized MBT candidates, and a $352,000 increase in stock-based compensation relating to the cost of new grants and the revaluation of options granted to consultants that are revalued at each balance sheet date.

General and administrative expenses were $549,505 in the three months ended September 30, 2017 compared to $598,507 in the prior year period, a $49,002 decrease. The decrease in general and administrative expenses was primarily due to a decrease in professional fees in the current quarter as we capitalized legal costs associated with our patents and the incurrence of a recruiting fee in the prior year quarter. This decrease was offset by an increase in stock-based compensation costs related to new grants.

	For The Nine Months Ended September 30,		Change
	2017	2016	$	%
Operating expenses:
Research and development	$4,883,868	$2,646,125	$2,237,743	85%
General and administrative	2,124,601	1,753,008	371,593	21%
Total operating expenses	$7,008,469	$4,399,133	$2,609,336	59%

Comparison of Nine Months Ended September 30, 2017 and 2016

Research and development expenses were $4,883,868 in the nine months ended September 30, 2017 compared to $2,646,125 in the prior year period, a $2,237,743 increase. The increase in research and development expenses was due primarily to a net increase of approximately $1,885,000 in expenses related to our IND-enabling activities associated with advancing our lead drug candidates into clinical studies, purchases of laboratory supplies and expenses related to our efforts to develop optimized MBT candidates along with a $320,000 increase in stock based compensation relating to the costs of new grants and the revaluation of options granted to consultants that are revalued at each balance sheet.

General and administrative expenses were $2,124,601 in the nine months ended September 30, 2017 compared to $1,753,008 in the prior year period, a $371,593 increase. The increase in general and administrative expenses was primarily due to an increase of approximately $336,000 in stock-based compensation. This increase was due to option grants made in the current year period and recognition of an entire period of stock compensation costs in the current year as compared to a partial period of recognition in the prior year due to the timing of the grants. We expect general and administrative expenses for the year ending December 31, 2017 to be higher in comparison to prior years as we continue to incur the costs associated with running a public company and expanding our intellectual property protection.

Liquidity and Capital Resources

As of September 30, 2017 we had a cash balance of $2,314,928 and short-term investments of $8,027,314. We maintain our cash in a checking and savings account on deposit with a banking institution in the United States. Our investments are maintained in a portfolio of short-term highly liquid securities investing in U.S. Treasury Bills and Certificate of Deposits.

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2017 and 2016 was $5,557,871 and $3,603,364, respectively. The cash used in operations for the nine months ended September 30, 2017 was primarily due to our reported net loss of $6,999,756, partially offset by $1,180,835 in stock based compensation expense and an increase of $472,046 in accounts payable due to the timing of invoices received during the quarter. The cash used in operations for the nine months ended September 30, 2016 was primarily due to our reported net loss of $4,397,851, partially offset by $524,118 in stock based compensation expense and an increase of $214,334 in accounts payable due to the timing of invoices received during the quarter.

Cash Flows from Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2017 was $2,628,959. The cash used in investing activities was due to the timing of the purchases of our investments in certificates of deposit and treasury bills as compared to the timing of the maturities of those investments. Net cash provided by investing activities in the nine months ended September 30, 2016 was $3,337,183 which was primarily due to net proceeds from redemptions of investments totaling $3,410,795, offset by $67,011 in purchases of property and equipment for our lab.

Cash Flows from Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2017 and 2016 was $7,244,300 and $1,474,731, respectively. Cash provided by financing activities of $7,244,300 in the nine months ended September 30, 2017 was primarily due to $5,024,742 in net proceeds received in the private offering we completed during the three months ended September 30, 2017 and the exercise of warrants and employee stock options, which was offset by the repayment of a debt obligation to the Alzheimer’s Drug Discovery Foundation of $205,260. Cash provided by financing activities of $1,474,731 in the nine months ended September 30, 2016 was primarily due to the exercise of Compensation Options resulting in proceeds of $741,046 and the exercise of common stock purchase warrants resulting in proceeds of $731,085.

Contractual Obligations

We are a party to a lease agreement for a laboratory facility. The laboratory space is leased on a month-to-month basis and is part of a shared facility in Menlo Park, California.

Rent expense was $57,428 and $41,343 for the three months ended September 30, 2017 and 2016, respectively. Rent expense was $169,237 and $116,378 for the nine months ended September 30, 2017 and 2016, respectively.

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

The material weakness relates to our having one employee assigned to positions that involve processing financial information, resulting in a lack of segregation of duties so that all journal entries and account reconciliations are reviewed by someone other than the preparer, heightening the risk of error or fraud. We have limited capital resources and have given priority in the use of those resources to our research and development efforts. As a result, we did not take steps to improve our internal controls over financial reporting during the quarter ended September 30, 2017.

Subsequent to September 30, 2017 we hired additional financial staff and plan to remediate the material weakness in the future by implementing procedures for segregation of duties among our financial staff to ensure that journal entries and account reconciliations are reviewed by someone other than the preparer. Notwithstanding the foregoing, there can be no assurance that we will be successful in remediating the identified material weakness. If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and filed with the SEC on March 31, 2017. There have been no material changes to these risks during the nine months ended September 30, 2017.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

On July 14, 2017, the Company completed a private placement in which it issued and sold to accredited investors an aggregate of 3,438,053 units at a price of $1.50 per unit realizing net proceeds of approximately $5.02 million. Officers and directors of the Company purchased an aggregate of 289,334 units in the offering. Each unit consists of one share of the Company’s common stock and one common stock purchase warrant. Each warrant can be exercised at any time prior to June 30, 2020 for the purchase of one common share of the Company’s stock at an exercise price of $2.25.

On August 7, 2017, the Company issued warrants to two consultants as compensation for consulting services they will provide the Company over a five-year period. The warrants are exercisable any time prior to August 7, 2022 for the purchase of an aggregate of up to 180,000 shares of common stock at an exercise price of $1.99 per share.

The private placements described above were completed pursuant to the exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
4.1	Form of Warrant issued July 14, 2017 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 18, 2017).
10.1	Form of Unit Subscription Agreement dated July 14, 2017 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 18, 2017).
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on.

COHBAR, INC.

Date: November 14, 2017	By:	/s/ Jeffrey F. Biunno
Jeffrey F. Biunno
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

