Form 10-K
period 2017-12-31
CohBar, Inc.
filed 2018-04-02
CIK 1522602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☒

The aggregate market value of common equity held by non-affiliates as of June 30, 2017 was $34,561,491, based upon the closing price of the Registrant's common stock as quoted in OTCQX Marketplace on such date. As of March 28, 2018, the registrant had outstanding 39,956,147 shares of common stock.

Documents Incorporated by Reference

The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for its 2017 Annual Meeting of Shareholders.

COHBAR, INC.

2017 FORM 10-K ANNUAL REPORT

PART I

Forward-Looking Statements

This report, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on our current expectations, estimates, forecasts, and projections about our business, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “may”, “will”, “should”, “could”, “anticipate”, “believe”, “expect”, “intend”, “plan”, “potential”, “continue” and similar expressions are intended to identify these forward-looking statements. Examples of such forward-looking statements include:

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

Item 1. Business

OVERVIEW

CohBar, Inc. (“CohBar,” “we,” “us,” “our,” “its” or the “Company”) is an innovative biotechnology company and a leader in the research and development of mitochondria based therapeutics (MBTs), an emerging class of drugs which may provide treatments for a wide range of diseases associated with aging and metabolic dysfunction, including non-alcoholic steatohepatitis (NASH), obesity, type 2 diabetes mellitus (T2D), cancer, atherosclerosis, cardiovascular disease and neurodegenerative diseases such as Alzheimer’s disease.

MBTs originate from almost two decades of research by our founders, resulting in their discovery of a novel group of mitochondrial-derived peptides (MDPs) encoded within the mitochondrial genome. Some of these naturally occurring MDPs and their analogs have demonstrated a range of biological activity and therapeutic potential in pre-clinical models across multiple diseases associated with aging.

We believe CohBar is the first mover in exploring the mitochondrial genome for therapeutically relevant peptides, and has developed a proprietary MBT technology platform, using cell-based assays and animal models of disease, to rapidly identify naturally occurring MDPs with promising biological activity. Once identified, we deploy optimization techniques to improve the drug-like properties of our MBT candidates, enabling us to match the most biologically promising peptides to disease indications that have substantial unmet medical needs.

In September 2016, we advanced two novel, optimized analogs of our MOTS-c MDP, CB4209 and CB4211, into IND-enabling studies as our lead MBT candidates for the potential treatment of NASH and obesity. In November 2017 we announced the selection of CB4211 as the final candidate for the remaining pre-IND studies, with initiation of a first-in-human Phase 1a/b clinical trial targeted for mid-2018, followed by an activity readout relevant to NASH and obesity projected in early 2019.

In addition to the original discovery by our founders of MOTS-c and other CohBar licensed peptides, CohBar’s scientific team have more recently discovered and filed more than 65 provisional patent applications that cover over 100 additional MDPs that have demonstrated a range of biological activities and therapeutic potential. Our ongoing research and development activities focus on identifying and advancing novel improved MDP analogs that have the greatest therapeutic and commercial potential for development into drugs.

Our scientific team includes the expertise of our founders, Dr. Pinchas Cohen, Dean of the Davis School of Gerontology at the University of Southern California, and Dr. Nir Barzilai, Professor of Medicine and Genetics and Director of the Institute for Aging Research at the Albert Einstein College of Medicine, and is augmented by our co-founders, Dr. David Sinclair, Professor of Genetics at Harvard Medical School, and Dr. John Amatruda, former Senior Vice President and Franchise Head for Diabetes and Obesity at Merck Research Laboratories. Our research and development efforts are conducted under the leadership of our Chief Scientific Officer, Dr. Kenneth Cundy, former Chief Scientific Officer at Xenoport, Inc. and Senior Director of Biopharmaceutics at Gilead Sciences, Inc. Dr. Cundy is the co-inventor of several approved drugs including tenofovir, an antiretroviral drug that is marketed globally in various combinations with other drugs for the treatment of HIV infection (Atripla®, Viread®, Complera®, Stribild®, Truvada®), gabapentin enacarbil (Horizant®) for the treatment of RLS and post-herpetic neuralgia, and Nanocrystal® technology, employed in several other approved drugs.

We are the exclusive licensee from the Regents of the University of California and the Albert Einstein College of Medicine of four issued U.S. patents, four U.S. patent applications and several related international patent applications in various jurisdictions. Our licensed patents and patent applications include claims that are directed to compositions comprising MDPs and their analogs and/or methods of their use in the treatment of indicated diseases. We have also filed a non-provisional patent application under the international patent cooperation treaty (PCT) and more than 65 provisional patent applications with claims directed to both compositions comprising and methods of using novel proprietary MDPs and their analogs.

We believe that the proprietary capabilities of our technology platform combined with our scientific expertise and intellectual property portfolio provides a competitive advantage in our mission to treat age-related diseases and extend healthy life spans through the advancement of MBTs as a new class of transformative drugs.

We were formed as a limited liability company in the state of Delaware in 2007, and converted to a Delaware corporation in 2009. We completed our initial public offering of common stock in January 2015 and our common stock is listed for trading on the Nasdaq Capital Market (CWBR) and the TSX-V (COB.U).

Our corporate headquarters and laboratory are located in Menlo Park, California.

BUSINESS STRATEGY

Our strategic objective is to secure, maintain and exploit a leading scientific, commercial and intellectual property position in the arena of mitochondria based therapeutics, with best-in-class treatments for diseases associated with aging and metabolic dysfunction. The key elements of our strategy include:

●	Advancing CB4211 through clinical trials;

●	utilizing our proprietary technology platform to continue identifying, assessing and optimizing new analogs of biologically active MDPs and advancing research and development on those MBT candidates with the greatest therapeutic and commercial potential;

●	developing strategic partnerships with leading pharmaceutical companies and other organizations to advance our research programs and future development and commercialization efforts;

●	raising capital to fund our operations, research and clinical development programs;

●	minimizing operating costs and related funding requirements for our research and development activities through careful program management and cost-efficient relationships with academic partners, consultants and contract research organizations (CROs);

●	continuing to optimize our intellectual property portfolio to capture all novel therapeutically relevant peptides encoded within the mitochondrial genome; and

●	increasing awareness and recognition of our team, assets, capabilities and opportunities within the investment and scientific communities.

OUR PIPELINE

Our pipeline includes a number of MDPs and MBT candidates in different stages of pre-clinical study. Our research efforts are focused on identifying, assessing and optimizing new analogs of biologically active MDPs and advancing those candidates with the greatest therapeutic and commercial potential.

CB4211

In September 2016, we advanced two novel, optimized analogs of our MOTS-c MDP, CB4209 and CB4211, into IND-enabling studies as our lead MBT candidates with potential for treatment of NASH and obesity. In November 2017 we announced the selection of CB4211 as the final candidate for the remaining pre-IND studies. CB4211 is currently advancing towards the initiation of a first-in-human Phase 1a/b clinical trial targeted for mid-2018 that is expected to provide an activity readout relevant to NASH and obesity projected in early 2019.

 CB4211 is a novel, optimized analog of MOTS-c, a naturally occurring mitochondrial peptide discovered by our founders and their academic collaborators in 2012. Their research in cell-based assays and animal models indicated that MOTS-c plays a significant role in the regulation of metabolism. Certain of the original MOTS-c studies were published in an article entitled “The Mitochondrial-Derived Peptide, MOTS-c, Promotes Metabolic Homeostasis and Reduces Obesity and Insulin Resistance,” which appeared in the March 3, 2015 edition of the journal Cell Metabolism.

In pre-clinical models, both CB4209 and CB4211 demonstrated significant therapeutic potential for the treatment of NASH, showing improvements in triglyceride levels, as well as favorable effects on liver enzyme markers associated with NAFLD and NASH. Both CB4209 and CB4211 also demonstrated significant therapeutic potential for the treatment of obesity, demonstrating significantly greater weight loss together with more selective reduction of fat mass versus lean mass in head-to-head comparison to a market-leading obesity drug in diet induced obese (DIO) mice. The therapeutic effects of CB4209 and CB4211 have been further evaluated in the well-established preclinical STAM™ mouse model of NASH. In this model, treatment with CB4209 or CB4211 resulted in a significant reduction of the non-alcoholic fatty liver disease activity score, or NAS, a composite measure of steatosis (fat accumulation), inflammation and hepatocyte ballooning (cellular injury). Data from these studies were presented at the American Association for the Study of Liver Disease (AASLD) 2017 Liver Meeting® in October, 2017.

In addition to the therapeutic potential indicated by the pre-clinical models described above, the Company's research has demonstrated that CB4211 interacts with a cell surface receptor that plays a central role in metabolism. This mechanism of action further suggests the role of MDPs as an integral component of metabolic regulation and protection. CB4211 represents a first-in-class drug candidate for the treatment of NASH and obesity with a novel mechanism of action targeting metabolic regulation.

Investigational Programs

Our R&D pipeline also includes the MDPs described below. Our pre-clinical activities with respect to these peptides are focused on identifying and optimizing those MDPs and their analogs that demonstrate the greatest commercial and therapeutic potential as MBTs.

New MDP Analogs: Our internal discovery efforts have resulted in identification of more than 100 previously unidentified MDPs encoded within the mitochondrial genome. These MDPs and their analogs have demonstrated various degrees of biological activity in a wide range of cell based and/or animal models relevant to age-related diseases, such as NASH, obesity, T2D, cancer, atherosclerosis, cardiovascular disease and Alzheimer’s disease.

SHLP Analogs: Our founders and their academic collaborators discovered several peptides encoded within the mitochondrial genome with a similar origin to humanin, the first discovered peptide; we refer to these as small humanin-like peptides, or SHLPs. In cancer treatment models conducted by our founders and their collaborators, both in cell culture and in mice, SHLP-6 demonstrated suppression of cancer progression via mechanisms involving both suppression of tumor angiogenesis (blood vessel development) and induction of apoptosis (cancer cell death). There is also preclinical evidence to suggest that SHLP-2 has protective effects against neuronal toxicity. Certain of the SHLP studies were published in a research paper entitled “Naturally occurring mitochondrial-derived peptides are age-dependent regulators of apoptosis, insulin sensitivity, and inflammatory markers,” which appeared in the April 2016 edition of the journal Aging.

Humanin Analogs: Humanin has demonstrated protective effects in various animal models of age-related diseases, including Alzheimer’s disease, atherosclerosis, myocardial and cerebral ischemia and T2D. Humanin levels in humans have been shown to decline with age, and elevated levels of humanin together with lower incidence of age-related diseases have been observed in centenarians as well as their offspring. In vitro studies with humanin and humanin analogs have demonstrated protective effects against neuronal toxicity suggesting that a humanin analog may have potential for development as an MBT treatment for neurodegenerative diseases such as Alzheimer’s disease.

 All of our pipeline MDPs and MBT candidates are in the pre-clinical stage of development, and there is no guarantee that the activity demonstrated in pre-clinical models will be shown in human testing.

OUR TECHNOLOGY PLATFORM

Our proprietary technology platform is designed to rapidly identify therapeutically relevant peptides encoded within the mitochondrial genome, to evaluate their biological activity, and to develop these peptides into novel MBTs that have the potential to treat diseases with major unmet medical needs. We believe our technology platform provides multiple opportunities for value creation. Our multiplexed peptide optimization process is designed to discover numerous potential drug candidate opportunities with near term value. These drug candidates can be internally developed by CohBar or advanced through strategic partnerships with larger pharmaceutical companies. At the same time, our strategy of capturing the most valuable MBT space by aggressively filing for broad intellectual property coverage is designed to secure CohBar’s leadership role in the field and protect our ability to create additional value in the future.

We use a broad range of proprietary activity screens to assess the therapeutic potential of our novel peptides and to prioritize our development opportunities. Some of our novel peptides have demonstrated promising biological effects in a variety of in vitro and/or in vivo models of age-related diseases. We are prioritizing our novel peptides by assessing their activity in areas such as metabolic regulation, oxidative stress, cellular energy levels, cell proliferation, cell death, cellular protection, carbohydrate metabolism, lipid metabolism, body weight, regulation of body fat, insulin sensitivity, regulation of glucose, glucose tolerance, and liver function.

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

If a CohBar MBT is developed and approved for treatment of patients with NASH, it may compete with several investigational therapies that are currently being studied for the treatment of NAFLD/NASH including, for example, FXR activators, PXR activators, ACC1/2 inhibitors, PPAR-α, -γ and -δ activators, SREBP2/MIR-33a inhibitors, DGAT1 or 2 inhibitors, CCR2/5 antagonists, and CXCR3 antagonists.

If a CohBar MBT is developed and approved for treatment of patients with T2D, it would compete with several classes of drugs for T2D that are approved to improve glucose control, including sulfonylureas, glinides, PPAR gamma agonists, biguanides, alpha glucosidase inhibitors, DPP IV inhibitors, GLP1 agonists, SGLT2 inhibitors, bromocriptine and insulin. Insulin sensitizing agents approved to treat T2D are the PPAR gamma agonists pioglitazone and rosiglitazone. These agents are not generic, are oral once-daily pills and are effective in lowering glucose and A1C. Metformin is also sometimes called an insulin sensitizer. It is available as a generic and comes in a once-daily formulation. Drugs approved for obesity may also be used to treat T2D. In addition, there are several investigational drugs being studied to treat T2D and if these investigational therapies were approved they would also compete with an MBT developed and approved for T2D.

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

FINANCING

Our business strategy and plans for research and development of our MDPs and MBT candidates includes periodic infusion of new capital to our Company. We may seek to obtain funding for our business through partnership agreements with pharmaceutical and biotechnology companies or through the issuance and sale of debt or equity securities in capital raising transactions.

EMPLOYEES

As of March 28, 2018, we had 10 employees, nine full-time and one part-time. In addition to our employees, our founders consult directly with our employees and scientific staff from time to time to advance our research programs. Our founders provide consulting services in the areas of peptide research, genetics, aging and age-related diseases, drug discovery, development and commercialization, and other areas relevant to our business. Additionally, from time to time we engage other subject-matter experts on a consulting basis in specific areas of our research and development efforts. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

RESEARCH AND DEVELOPMENT

Research and development activities are central to our business model. Our research programs include activities related to discovery of novel MDPs, investigational research to evaluate the potential therapeutic effects of certain discovered MDPs in preclinical models and engineering novel, improved analogs of certain discovered MDPs with characteristics suitable for further development as potential MBT drug candidates. Depending on factors of capability, cost, efficiency and intellectual property rights we conduct our research programs independently at our laboratory facility, pursuant to contractual arrangements with CROs or under collaborative arrangements with academic institutions. Research and development expenses for the years ended December 31, 2017 and 2016 were $6,675,080 and $3,606,515, respectively.

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

We are the exclusive licensee from the UC Regents of four issued patents, that will expire starting in 2028, along with 4 pending patents. Additionally, CohBar has filed a PCT patent application and a patent application in a foreign territory together with more than 65 provisional patent applications with claims directed to both composition-of-matter and methods-of-use of novel proprietary MDPs and their analogs.

A summary of our licensed, non-provisional patents and patent applications as it relates to specific MDPs and their analogs appears below:

Therapeutic Activities / Method of Use Claims
	Granted / Filed	Composition Claims	Type 1 Diabetes	Type 2 Diabetes	Obesity	Fatty Liver	Cancer	Alzheimer’s	Atherosclerosis
MOTS-c	Two Filed	✓	✓	✓	✓	✓	✓

SHLP-6	Filed	✓					✓

SHLP-2	Granted						✓	✓

Humanin Analogs	Granted	✓

Humanin Analogs	Two Granted		✓

Humanin and Humanin Analogs	Filed								✓

MOTS-c Analogs	Two Filed	✓	✓	✓	✓	✓	✓	✓	✓

Terms for individual patents extend for varying periods of time depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued from applications filed in the United States are effective for twenty years from the earliest non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period, however, the restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed fourteen years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also twenty years from the earliest international filing date.

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

The patent positions for our research peptides are described below:

MOTS-c Patent Coverage

We are the exclusive licensee from the Regents of the University of California (the “Regents”) to intellectual property rights related to MOTS-c, including two patent applications filed in the United States (U.S. Application No. 14/213,617 and U.S. Divisional Application No. 15/146249) and corresponding foreign applications filed in multiple countries and regions. These applications include composition of matter claims directed to MOTS-c and certain analogs of MOTS-c, as well as methods of use claims for MOTS-c or certain analogs of MOTS-c as a treatment for type 1 diabetes, type 2 diabetes, fatty liver, obesity and cancer.

MOTS-c Analog Patent Coverage

CohBar has also filed a PCT patent application and a patent application in a foreign territory that covers novel optimized analogs of MOTS-c with improved properties, including claims directed to composition-of-matter and methods-of-use.

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

Trademarks

We consider COHBARTM to be our common law trademark and are pursuing registration in the United States Patent & Trademark Office.

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

AVAILABLE INFORMATION

Our common stock is listed on the Nasdaq Capital Market and TSX Venture Exchange and trades under the symbols “CWBR” and “COB.U”, respectively. Our principal executive offices are located at 1455 Adams Drive, Suite 2050, Menlo Park, California 94025, and our telephone number is (650) 446-7888. The internet address of our corporate website is http://www.cohbar.com.

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

Our operations to date have consumed substantial amounts of cash, and we expect our capital and operating expenditures to continue to increase in the next few years. We may not be able to generate significant revenues for several years, if at all. Until we can generate significant revenues, if ever, we expect to satisfy our future cash needs through equity or debt financing, and/or through any future development collaborations with commercial partners. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development activities.

We have had a history of losses and no revenue.

Since our conversion to a Delaware corporation in September 2009 through December 31, 2017, we have accumulated losses of $24,242,688. As of December 31, 2017, we had working capital of $7,372,427 and stockholders’ equity of $7,618,913. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. To date, we have not generated any revenues from our operations and do not expect to generate any revenue from the sale of products in the near future. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable.

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

We are an early-stage biotechnology company and may never be able to successfully develop marketable products or generate any revenue. We have a very limited relevant operating history upon which an evaluation of our performance and prospects can be made. There is no assurance that our future operations will result in profits. If we cannot generate sufficient revenues, we may suspend or cease operations.

We are an early-stage company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying MDPs for further research, developing our intellectual property portfolio, performing research on identified MDPs and advancing our lead MBT candidate towards clinical studies. We have not generated any revenues to date. All of our MBTs are in the concept or research stage. Moreover, we cannot be certain that our research and development efforts will be successful or, if successful, that our MBTs will ever be approved by the FDA. Typically, it takes 10-12 years to develop one new medicine from the time it is discovered to when it is available for treating patients and longer timeframes are not uncommon. Even if approved, our products may not generate commercial revenues. We have no relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of potential drug candidates either in research, pre-clinical testing or in clinical trials, failure to establish business relationships and competitive disadvantages against other companies. If we fail to become profitable, we may suspend or cease operations.

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

There are a limited number of large pharmaceutical companies with whom we could potentially collaborate, and collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

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

Research programs to identify new product candidates require substantial technical, financial and human resources. We may choose to focus our efforts and resources on a potential product candidate that ultimately proves to be unsuccessful. If we are unable to advance our lead MBT candidate through clinical development or identify other MBTs that are suitable for pre-clinical and clinical development, we will not be able to obtain product revenues in future periods, which likely would result in significant harm to our financial position and negatively affect our ability to continue our operations.

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

We are required to annually assess the effectiveness of our internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley Act”) and to report any material weaknesses in such internal control. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2017, we conducted an evaluation of the effectiveness of the design and operation of our internal control over financial reporting and based on this evaluation we concluded, as of December 31, 2017, that our internal controls over financial reporting were not effective due to a material weakness (see Item 9A – Controls and Procedures).  The material weakness relates to our having primarily one employee throughout the year assigned to positions that involve processing financial information, resulting in a lack of segregation of duties so that all journal entries and account reconciliations are reviewed by someone other than the preparer, heightening the risk of error or fraud. During the fourth quarter of 2017, remedial actions were implemented to address this material weakness. We hired additional qualified financial staff and implemented procedures to segregate duties to ensure that journal entries and account reconciliations are reviewed by someone other than the preparer. Additional procedures have been implemented to further strengthen our controls over financial reporting. If we are unable to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports in a timely manner.

Our independent registered public accounting firm will not be required to attest formally to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012 (“JOBS Act”). We will be an emerging growth company until December 31, 2020, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30th before that time, in which case we would no longer be an emerging growth company as of the following December 31st. Accordingly, you will not likely be able to depend on any attestation concerning our internal control over financial reporting from our independent registered public accountants for several years.

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

We contract with third parties for the manufacture of our peptide materials for research and pre-clinical testing and expect to continue to do so for any future product candidate advanced to clinical trials and commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our research peptide materials, product candidates or medicines, or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our research, development or commercialization efforts.

We do not have manufacturing facilities adequate to produce our research peptide materials or supplies of any future product candidate. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our peptide materials, our current and any future product candidates for pre-clinical and clinical testing, and for commercial supply of any of these product candidates for which we or future collaborators obtain marketing approval. We do not have long term supply agreements with any third-party manufacturers, and we purchase our research peptides on a purchase order basis.

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

Although there are no currently approved therapies for the treatment of NAFLD and NASH, there are numerous therapies in development. Additionally, there are numerous therapies currently marketed to treat diabetes, cancer, Alzheimer’s disease and other diseases for which our potential product candidates may be indicated. For example, if we develop an approved treatment for type 2 diabetes, it would compete with several classes of drugs for type 2 diabetes that are approved to improve glucose control. These include the insulin sensitizers pioglitazone (Actos) and rosiglitazone (Avandia), which are administered as oral once daily pills, and metformin, which is sometimes called an insulin sensitizer and is available as a generic once daily formulation. If we develop an approved treatment for Alzheimer’s disease it would compete with approved therapies such as donepezil (Aricept), galantamine (Razadyne), memantine (Namenda), rivastigmine (Exelon) and tacrine (Cognex). These therapies are varied in their design, therapeutic application and mechanism of action and may provide significant competition for any of our product candidates for which we obtain market approval. New products may also become available that provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain market approval. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of existing products which are generic or are otherwise less expensive to provide.

Our future success depends on key members of our scientific team and our ability to attract, retain and motivate qualified personnel.

We are highly dependent on our founders, Dr. Pinchas Cohen and Dr. Nir Barzilai, and the other principal members of our management and scientific teams. Drs. Cohen and Barzilai are members of our board of directors and provide certain scientific and research advisory services to us. Other members of our key management and scientific teams, including our Chief Scientific Officer, Dr. Kenneth Cundy, are employed “at will,” meaning we or they may terminate the employment relationship at any time. Our consultants and advisors, including our founders, may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. In addition, we rely on other consultants and advisors from time to time, including drug discovery and development advisors, to assist us in formulating our research and development strategy. Agreements with these advisors typically may be terminated by either party, for any reason, on relatively short notice. We do not maintain “key person” insurance for any of the key members of our team. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

We own or exclusively license patents and patent applications related to our MDPs and potential MBTs and we anticipate continuing to develop our intellectual property portfolio. However, neither patents nor patent applications ensure the protection of our intellectual property for a number of reasons, including the following:

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

Significant disruptions of information technology systems or security breaches could adversely affect our business.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including, among other things, trade secrets or other intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the large amounts of confidential information stored on those systems, make such systems vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors, and/or business partners, or from cyber-attacks by malicious third parties. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information.

Significant disruptions of our information technology systems, or those of our third-party vendors, or security breaches could adversely affect our business operations and/or result in the loss, misappropriation and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information, including, among other things, trade secrets or other intellectual property, proprietary business information and personal information, and could result in financial, legal, business and reputational harm to us.

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

The price of our common stock could decline if there are substantial sales of our common stock in the public stock market. There were 39,439,505 shares of our common stock outstanding as of December 31, 2017. Of these, 14,037,721 shares were held by our officers and directors and are currently eligible for resale under an effective registration statement filed with the Securities and Exchange Commission. Sales of a substantial number of these shares, or the perception in the market that the holders of a large number of shares are able to or intend to sell shares, could reduce the market price of our common stock.

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

As of March 28, 2018, our executive officers and directors own, as a group, approximately 35.2% of the outstanding shares of our common stock. Additionally, our executive officers and directors own, as a group, options and warrants exercisable for approximately 12.4% of our outstanding common stock, assuming exercise of such options and warrants. As a result, our management could exert significant influence over matters requiring stockholder approval, including the election of our board of directors, the approval of mergers and other extraordinary transactions, as well as the terms of any of these transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could in turn have an adverse effect on the fair market value of our company and our common stock. These actions may be taken even if they are opposed by our other stockholders.

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

Additionally, the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Nasdaq Capital Market, as well as the rules and regulations of applicable Canadian securities regulators and the rules of the TSX-V, require us to implement particular corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Among other things, we are subject to rules regarding the independence of the members of our board of directors and committees of the board and their experience in finance and accounting matters and certain of our executive officers are required to provide certifications in connection with our quarterly and annual reports filed with the SEC and applicable Canadian securities regulators. The perceived personal risk associated with these rules may deter qualified individuals from accepting these positions. Accordingly, we may be unable to attract and retain qualified officers and directors. If we are unable to attract and retain qualified officers and directors, our business and our ability to maintain the listing of our shares of common stock on the Nasdaq or another stock exchange could be adversely affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are a party to a lease agreement for laboratory space leased on a month-to month basis that is part of a shared facility in Menlo Park, California. In October 2017, we entered into a one-year lease agreement for office space in Fairfield, New Jersey at a cost of $13,080 per annum.

Rent expense amounted to $236,374 and $171,294 for the years ended December 31, 2017 and 2016, respectively.

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

	Quarters Ended 2017
	March 31	June 30	September 30	December 31
Market price per share of common stock
High sales price	$2.64	$2.50	$3.65	$7.50
Low sales price	$1.70	$1.50	$1.60	$3.30

	Quarters Ended 2016
	March 31	June 30	September 30	December 31
Market price per share of common stock
High sales price	$1.68	$3.30	$2.50	$2.42
Low sales price	$1.05	$1.60	$2.40	$2.00

On March 28, 2018, the closing price for our common stock as reported on the TSX-V was USD $5.35 per share.

Our common stock was quoted for trading on the OTC Markets Group OTCQX marketplace (the “OTCQX”) under the symbol “CWBR” from May 20, 2015 until December 14, 2017. We moved to the Nasdaq Capital Market (“NASDAQ”) and began trading there on December 15, 2017. The following table sets forth, for the periods indicated, the high and low bid prices for our common stock as determined from quotations on the OTCQX. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions. The prices listed for the quarter ended December 31, 2017, reflects pricing though the last day of trading, December 14, 2017.

	Quarters Ended 2017
	March 31	June 30	September 30	December 31
Bid price per share of common stock
High bid price	$2.30	$1.97	$3.30	$7.00
Low bid price	$1.50	$1.40	$1.44	$3.29

	Quarters Ended 2016
	March 31	June 30	September 30	December 31
Bid price per share of common stock
High bid price	$1.60	$2.88	$2.35	$2.30
Low bid price	$1.03	$1.53	$2.06	$1.90

Our common stock began trading on the NASDAQ under the symbol “CWBR” On December 15, 2017. The following table sets forth for the periods indicated, the high and low sales prices from the NASDAQ.

	Quarters Ended 2017
	March 31	June 30	September 30	December 31
Market price per share of common stock
High sales price	$-	$-	$-	$6.15
Low sales price	$-	$-	$-	$4.80

On March 28, 2018, the closing price for our common stock as reported on the NASDAQ was $5.30 per share.

Holders of Common Stock

As of March 28, 2018, there were 39,956,147 shares of our common stock outstanding held by 75 holders of record and approximately 2,500 beneficial shareholders.

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

Share Repurchases

During the year ended December 31, 2017, there were no purchases of shares of common stock made by, or on behalf of, the Company as defined by Rule 10b-18 of the Securities Exchange Act of 1934.

Equity Compensation Plans

See Item 12 for Equity Compensation Plan information.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an innovative biotechnology company and a leader in the research and development of mitochondria based therapeutics (MBTs), an emerging class of drugs with the potential to treat a wide range of diseases associated with aging and metabolic dysfunction, including non-alcoholic steatohepatitis (NASH), obesity, fatty liver disease (NAFLD), type 2 diabetes mellitus (T2D), cancer, atherosclerosis, cardiovascular disease and neurodegenerative diseases such as Alzheimer’s disease.

 MBTs originate from almost two decades of research by our founders, resulting in their discovery of a novel group of mitochondrial-derived peptides (MDPs) encoded within the genome of mitochondria. Some of these naturally occurring MDPs and certain related analogs have demonstrated a range of biological activity and therapeutic potential in pre-clinical models across multiple diseases associated with aging.

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

In September 2016, we advanced two novel, optimized analogs of our MOTS-c MDP, CB4209 and CB4211, into IND-enabling studies as our lead MBT candidates for the potential treatment of NASH and obesity. In November 2017 we announced the selection of CB4211 as the final candidate for the remaining pre-IND studies, with initiation of a first-in-human Phase 1 a/b clinical trial targeted for mid-2018, followed by an activity readout relevant to NASH and obesity projected in early 2019.

To date, our founders and scientific team have discovered a large number of MDPs that have demonstrated a range of biological activities and therapeutic potential. Our ongoing research and development of our pipeline MDPs is focused on identifying and advancing novel improved analogs of those MDPs that have the greatest therapeutic and commercial potential for development into drugs.

We have financed our operations primarily with proceeds from sales of our equity securities, including our initial public offering (“IPO”), private placements, and the exercise of outstanding warrants and stock options. Since our inception through December 31, 2017, our operations have been funded with an aggregate of approximately $30.9 million from the issuance of equity instruments.

Since inception, we have incurred significant operating losses. Our net losses were $9,833,152 and $6,074,999 for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, we had an accumulated deficit of $24,242,688. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate incurring increasing expenses as we advance CB4211 to the clinic, conduct pre-clinical development of our other research peptides, continue development of our MBTs and seek to expand our intellectual property portfolio.

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

We expense all research and development expenses as incurred. We expect our research and development expenses to increase in the year ending December 31, 2018, as we continue our efforts to advance our lead MBT candidate program and to discover, evaluate and optimize other MDPs as potential MBT drug candidates.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. Other significant costs include legal fees relating to patent and corporate matters and fees for accounting and consulting services. We anticipate that our general and administrative expenses will remain relatively constant in the year ending December 31, 2018.

Results of Operations

The following tables set forth our results of operations for the periods presented. The year-to-year comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	For The Years Ended December 31,		Change
	2017	2016	$	%
Operating expenses:
Research and development	$6,675,080	$3,606,515	$3,068,565	85%
General and administrative	3,184,166	2,470,062	714,104	29%
Total operating expenses	$9,859,246	$6,076,577	$3,782,669	62%

Comparison of Fiscal Years Ended December 31, 2017 and 2016

Operating Expenses

Research and development expenses were $6,675,080 in the year ended December 31, 2017 compared to $3,606,515 in the prior year, a $3,068,565 increase, or 85%. The increase in research and development expenses in the year ended December 31, 2017, was primarily due to an increase of approximately $2,759,000 related to our IND-enabling activities associated with advancing our lead drug candidates into clinical studies and a $510,000 increase in stock-based compensation relating to the costs of new grants and the revaluation of options granted to consultants that are revalued at each balance sheet date. The increase in research and development expenses was offset by a decrease of approximately $267,000 in purchases of laboratory supplies and preclinical studies due to the cost, mix and timing of those purchases and studies. We expect our research and development expenses to increase in the year ending December 31, 2018, as we continue to advance our lead MBT candidate program, begin to incur the costs of clinical trials and evaluate and optimize other MDPs as potential MBT drug candidates.

General and administrative expenses were $3,184,166 in the year ended December 31, 2017 compared to $2,470,062 in the prior year, a $714,104 increase, or 29%. The increase in general and administrative expenses in the year ended December 31, 2017, was primarily due to a $521,000 increase in compensation costs primarily associated with a $388,000 increase in stock-based compensation from new equity grants and an $85,000 increase in salaries from increased headcount and full year compensation costs as compared to the prior year. In addition, we incurred a $182,000 increase in Legal and Compliance costs primary due to the costs associated with our uplisting to NASDAQ and the costs associated with our S-3 registration. We expect our general and administrative expenses to remain relatively constant in the year ending December 31, 2018.

Liquidity and Capital Resources

As of December 31, 2017 and 2016, we had $2,823,450 and $3,257,458, respectively, in cash. We maintain our cash in a checking and a savings account on deposit with a banking institution in the United States. As of December 31, 2017, we had $5,629,009 invested in U.S. Treasury Bills and Certificates of Deposit. As of December 31, 2017, we had working capital and stockholders’ equity of $7,372,427 and $7,618,913, respectively and incurred a net loss of $9,833,152.

We have not generated any revenues, incurred net losses since inception and do not expect to generate revenues in the near term. Factors such as these and our projected cash burn raise substantial doubt about our ability to continue as a going concern for at least one year from the issuance of these financial statements. The Company’s plans, including the raising of debt and equity financing (see Note 13) and reducing certain operating expenses, alleviated the substantial doubt.  We believe that we have sufficient capital to meet our operating expenses and obligations for the next twelve months from the date of this filing.  However, if other unanticipated difficulties arise the Company may be required to raise additional capital to support its operations, curtail its research and development activities until such time as additional capital becomes available and delay its target for its upcoming FDA filings and clinical activities.  These activities would necessitate us to slow our rate of spending and extend our use of cash until additional capital is raised.  There can be no assurance that such a plan will be successful. There is no assurance that additional financing will be available when needed or that we will be able to obtain such financing on reasonable terms.

Cash Flows from Operating Activities

Net cash used in operating activities for the years ended December 31, 2017 and 2016 was $7,634,943 and $5,202,973, respectively. Cash used in operations for the year ended December 31, 2017 was primarily due to our net loss of $9,833,152 which was offset by non-cash items of stock based-compensation, depreciation and amortization of the debt discount totaling $1,691,070, an increase of $388,721 in accounts payable due to the timing of invoices received at the end of the quarter. Cash used in operations for the year ended December 31, 2016 was primarily due to our net loss of $6,074,999 which was offset by non-cash items of stock based-compensation, depreciation and amortization of the debt discount totaling $793,603.

Cash Flows from Investing Activities

Net cash used in investing activities for the years ended December 31, 2017 and 2016 was $236,737 and $46,395, respectively. The cash used in investing activities was due to the timing of the purchases of our investments in certificates of deposit and treasury bills as compared to the timing of the maturities of those investments. Investing activities for the fiscal year ended December 31, 2016 related to $88,915 in purchases of property and equipment during the year, offset by the net amount of purchases and redemptions of short-term highly liquid securities of $58,838.

Cash Flows from Financing Activities

Net cash provided by financing activities for the years ended December 31, 2017 and 2016 was $7,437,672 and $3,703,139, respectively. Cash provided by financing activities in the year ended December 31, 2017 was primarily due to $5,026,181 in net proceeds received in a private placement financing completed during the year and the exercise of warrants and employee stock options of $2,616,751, which was offset by the repayment of a debt obligation to the Alzheimer’s Drug Discovery Foundation of $205,260. Cash provided by financing activities for the year ended December 31, 2016 was primarily due to the proceeds received from the exercise of common stock purchase warrants and agent’s unit purchase options of $3,700,539.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

Inflation did not have a material effect on our business, financial condition or results of operations in 2017 or 2016.

Operating Leases

We are a party to a lease agreement for laboratory space leased on a month-to month basis that is part of a shared facility in Menlo Park, California. In October 2017, we entered into a one-year lease agreement for office space in Fairfield, New Jersey at a cost of $13,080 per annum.

Rent expense amounted to $236,374 and $171,294 for the years ended December 31, 2017 and 2016, respectively.

Research Loan

In 2013, we were awarded a research loan from the Alzheimer’s Drug Discovery Foundation (“ADDF”) consisting of two promissory notes totaling $205,260. Through September 30, 2017, the interest rate on each note ranged from 3.25% to 4.0% per annum. The first installment on the notes matured on January 21, 2017 and was paid in March 2017. The second installment matured and was paid in full on September 12, 2017. In connection with the award we also issued to the Alzheimer’s Drug Discovery Foundation a warrant to purchase 15,596 shares of the Company’s common stock at an exercise price of $0.99 per share.

Recent Accounting Pronouncements

See Note 3 to the Financial Statements for the year ended December 31, 2017, for a summary of the relevant recent accounting pronouncements.

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

Share-based Payments

We account for share-based payments using the fair value method. For employees and directors, the fair value of the award is measured on the grant date. For non-employees, fair value is generally measured based on the fair value of the services provided or the fair value of the common stock on the measurement date, whichever is more readily determinable and re-measured at the end of each financial reporting period until the service is complete. We have historically granted stock options at exercise prices no less than the fair market value as determined by the board of directors, with input from management.

See Note 3 “Summary of Significant Account Policies – Share-Based Payment” to our Financial Statements for the years ended December 31, 2017 and 2016 regarding the specific assumptions used with respect to stock-based compensation for the periods presented.

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

The benefit of tax positions taken or expected to be taken in income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained. We have evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2017 and 2016. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CohBar, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CohBar, Inc. (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2014.

New York, NY

April 2, 2018

CohBar, Inc.

Balance Sheets

	As of December 31,
	2017	2016

ASSETS
Current assets:
Cash	$2,823,450	$3,257,458
Investments	5,629,009	5,428,962
Subscription receivable	-	522,326
Prepaid expenses and other current assets	164,274	110,822
Total current assets	8,616,733	9,319,568
Property and equipment, net	176,531	230,512
Intangible assets, net	23,051	-
Other assets	46,904	36,810
Total assets	$8,863,219	$9,586,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$492,015	$103,294
Accrued liabilities	249,158	132,780
Accrued payroll and other compensation	503,133	447,641
Note payable, net of debt discount of $0 and $59 as of December 31, 2017 and 2016, respectively	-	205,201
Total liabilities	1,244,306	888,916

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized 5,000,000 shares; No shares issued and outstanding as of December 31, 2017 and 2016, respectively	-	-
Common stock, $0.001 par value, Authorized 75,000,000 shares; Issued and outstanding 39,439,505 shares as of December 31, 2017 and 34,807,881 as of December 31, 2016	39,440	34,808
Additional paid-in capital	31,822,161	23,072,702
Accumulated deficit	(24,242,688)	(14,409,536)
Total stockholders’ equity	7,618,913	8,697,974
Total liabilities and stockholders’ equity	$8,863,219	$9,586,890

The accompanying notes are an integral part of these financial statements

CohBar, Inc.

Statements of Operations

	For The Years Ended December 31,
	2017	2016

Revenues	$-	$-

Operating expenses:
Research and development	6,675,080	3,606,515
General and administrative	3,184,166	2,470,062
Total operating expenses	9,859,246	6,076,577
Operating loss	(9,859,246)	(6,076,577)

Other income (expense):
Interest income	29,740	9,368
Interest expense	(3,587)	(7,594)
Amortization of debt discount	(59)	(196)
Total other income	26,094	1,578
Net loss	$(9,833,152)	$(6,074,999)
Basic and diluted net loss per share	$(0.26)	$(0.18)
Weighted average common shares outstanding - basic and diluted	37,478,883	33,130,424

The accompanying notes are an integral part of these financial statements

CohBar, Inc.

Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2017 and 2016

					Total
	Common Stock			Accumulated	Stockholders’
	Number	Amount	APIC	Deficit	Equity
Balance, December 31, 2015	32,320,891	$32,321	$18,114,295	$(8,334,537)	$9,812,079
Stock based compensation	-	-	735,429	-	735,429
Exercise of employee stock options	10,000	10	2,590	-	2,600
Exercise of compensation options	731,100	731	730,354	-	731,085
Exercise of warrants	1,745,890	1,746	3,490,034	-	3,491,780
Net loss	-	-	-	(6,074,999)	(6,074,999)
Balance, December 31, 2016	34,807,881	$34,808	$23,072,702	$(14,409,536)	$8,697,974
Stock based compensation	-	-	1,633,485	-	1,633,485
Issuance of common stock	3,438,053	3,438	5,153,642	-	5,157,080
Deferred offering costs	-	-	(130,899)	-	(130,899)
Exercise of employee stock options	123,333	123	129,132	-	129,255
Exercise of IPO Warrants	926,588	927	1,852,249	-	1,853,176
Exercise of warrants	143,650	144	111,850	-	111,994
Net loss	-	-	-	(9,833,152)	(9,833,152)
Balance, December 31, 2017	39,439,505	$39,440	$31,822,161	$(24,242,688)	$7,618,913

The accompanying notes are an integral part of these financial statements

CohBar, Inc.

Statements of Cash Flows

	For The Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(9,833,152)	$(6,074,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,526	57,978
Stock-based compensation	1,633,485	735,429
Amortization of debt discount	59	196
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(53,452)	(22,599)
Accounts payable	388,721	(106,436)
Accrued liabilities	116,378	(22,933)
Accrued payroll and other compensation	55,492	230,391
Net cash used in operating activities	(7,634,943)	(5,202,973)

Cash flows from investing activities:
Purchases of property and equipment	(3,253)	(88,915)
Capitalized patent costs	(23,343)	-
Payment for security deposit	(10,094)	(16,318)
Purchases of investments	(21,414,722)	(14,093,162)
Proceeds from redemptions of investments	21,214,675	14,152,000
Net cash used in investing activities	(236,737)	(46,395)

Cash flows from financing activities:
Proceeds from exercise of warrants	2,487,496	2,969,454
Repayment of note payable	(205,260)	-
Proceeds from exercise of compensation options	-	731,085
Proceeds from stock option exercises	129,255	2,600
Proceeds from private offering, net	5,026,181	-
Net cash provided by financing activities	7,437,672	3,703,139

Net decrease in cash	(434,008)	(1,546,229)
Cash at beginning of year	3,257,458	4,803,687
Cash at end of year	$2,823,450	$3,257,458

Non-cash investing and financing activities:
Subscription receivable from excercise of warrants	$-	$522,326

Supplemental disclosure of cash flow information:
Cash paid:
Income taxes paid	$2,057	$1,300
Interest paid	$29,007	$-

The accompanying notes are an integral part of these financial statements

CohBar, Inc.

Notes to Financial Statements

Note 1 - Business Organization and Nature of Operations

CohBar, Inc. (“CohBar,” “its” or the “Company”) is an innovative biotechnology company and a leader in the research and development of mitochondria based therapeutics (MBTs), a novel and emerging class of therapeutics that have the potential to treat a wide range of diseases associated with aging and metabolic dysfunction, including non-alcoholic steatohepatitis (NASH), obesity, type 2 diabetes mellitus (T2D), cancer, atherosclerosis, cardiovascular disease and neurodegenerative diseases such as Alzheimer’s disease.

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

Note 2 – Liquidity and Management’s Plans

As of December 31, 2017, the Company had a cash and investments balance of $8,452,459 and working capital and stockholders’ equity of $7,372,427 and $7,618,913, respectively. During the year ended December 31, 2017, the Company incurred a net loss of $9,833,152.  The Company has not generated any revenues, has incurred net losses since inception and does not expect to generate revenues in the near term. Factors such as these and the Company’s projected cash burn raise substantial doubt about the entity’s ability to continue as a going concern for at least one year from the issuance of these financial statements. Management’s plans, including the raising of debt and equity financing (see Note 13) and reducing certain expenses, alleviated the substantial doubt.  The Company believes that it has sufficient capital to meet its operating expenses and obligations for the next twelve months from the date of this filing.  However, if other unanticipated difficulties arise the Company may be required to raise additional capital to support its operations, curtail its research and development activities until such time as additional capital becomes available and delay its target for its upcoming FDA filings and clinical activities.  These activities would necessitate the Company to slow its rate of spending and extend its use of cash until additional capital is raised.  There can be no assurance that such a plan will be successful. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain such financing on reasonable terms.

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

Investments

Investments consist of U.S. Treasury Bills of $2,939,401, which are classified as held-to-maturity, and Certificates of Deposit of $2,689,608. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. All of the Company’s U.S. Treasury Bills and Certificates of Deposit mature within the next twelve months. Unrealized gains and losses are de minimus. As of December 31, 2017, the carrying value of the Company’s U.S. Treasury Bills approximates their fair value due to their short-term maturities.

Capitalization of Patent Costs

 The Company capitalizes the costs of its patents which consists of legal and filing fees related to the prosecution of patent filings. The patents will be amortized using the straight-line method over the estimated remaining lives of the patents which is 20 years from the initial filing of the patent. Amortization for the year ended December 31, 2017 was $292.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2017 and 2016, the Company did not have any cash equivalents.

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

Common Stock Purchase Warrants

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provides the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets, liabilities and equity is required.  The Company’s free-standing derivatives consist of warrants to purchase common stock that were issued in connection with its notes payable and private offering. The Company evaluated these warrants to assess their proper classification using the applicable criteria enumerated under U.S. GAAP and determined that the common stock purchase warrants meet the criteria for equity classification in the accompanying balance sheets as of December 31, 2017 and 2016.

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

The benefit of tax positions taken or expected to be taken in income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2017 and 2016. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized during the years ended December 31, 2017 and 2016.

CohBar, Inc.

Notes to Financial Statements

note 3 - Summary of Significant Accounting Policies (continued)

Research and Development Expenses

The Company expenses all research and development expenses as incurred. These costs include payroll, employee benefits, supplies, contracted for lab services, depreciation and other personnel-related costs associated with product development.

Share-Based Payment

The Company accounts for share-based payments using the fair value method. For employees and directors, the fair value of the award is measured, as discussed below, on the grant date. For non-employees, fair value is generally valued based on the fair value of the services provided or the fair value of the equity instruments on the measurement date, whichever is more readily determinable and re-measured on each financial reporting date until the service is complete. The Company has granted stock options at exercise prices equal to the higher of (i) the closing price of the Company’s common stock as reported on the OTCQX marketplace, (ii) the closing price of the Company’s common stock as reported by the TSX Venture Exchange or (iii) the closing price of the Company’s common stock as reported by NASDAQ as determined by the board of directors, with input from management on the date of grant. Upon exercise of an option or warrant, the Company issues new shares of common stock out of its authorized shares.

The weighted-average fair value of options and warrants has been estimated on the grant date or measurement date using the Black-Scholes pricing model. The fair value of each instrument is estimated on the grant date or measurement date utilizing certain assumptions for a risk-free interest rate, volatility and expected remaining lives of the awards. Since the Company has a limited history of being publicly traded, the fair value of stock-based payment awards issued was estimated using a volatility derived from an index of comparable entities. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the number of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

The weighted-average Black-Scholes assumptions are as follows:

	For the Years Ended December 31,
	2017	2016
Expected life	7 years	6 years
Risk free interest rate	2.23%	1.31%
Expected volatility	80%	79%
Expected dividend yield	0%	0%
Forfeiture rate	0%	0%

CohBar, Inc.

Notes to Financial Statements

Note 3 - Summary of Significant Accounting Policies (continued)

As of December 31, 2017, total unrecognized stock option compensation expense is $2,175,601, which will be recognized as those options vest over a period of approximately four years. The amount of future stock option compensation expense could be affected by any future option grants or by any option holders leaving the Company before their grants are fully vested.

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

	As of December 31,
	2017	2016
Options	5,691,414	4,652,497
Warrants	4,533,020	6,681,051
Totals	10,224,434	11,333,548

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies what constitutes a modification of a share-based payment award.  The ASU is intended to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award.  ASU 2017-09 is effective for public entities for annual periods beginning after December 15, 2017, and interim periods within those fiscal years.  The Company does not anticipate that the adoption of ASU 2017-09 will have a material impact on its financial condition or results of operations.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which simplifies certain elements of cash flow classification. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance will be effective for annual periods beginning after December 15, 2017. The Company does not anticipate that the adoption of ASU 2016-15 will have a material impact on its financial condition or results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this guidance as of January 1, 2017 and elected to account for forfeitures in the period they occur. The adoption of ASU No. 2016-09 did not have a material impact on the Company’s results of operations.

CohBar, Inc.

Notes to Financial Statements

Note 4 - Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2017	2016
Lab equipment	$309,007	$304,499
Computer and equipment	20,123	21,378
Total property and equipment	329,130	325,877
Less: accumulated depreciation	(152,599)	(95,365)
Total property and equipment, net	$176,531	$230,512

Depreciation expense related to property and equipment for the years ended December 31, 2017 and 2016 was $57,234 and $57,978, respectively. During the year ended December 31, 2017, the Company wrote off fully depreciated assets and adjusted the carrying value of the assets and accumulated depreciation by $8,891, respectively.

Note 5 – Intangible Assets

Intangible assets consist of the following:

	As of December 31,
	2017	2016
Intangible assets: patents	$23,343	$-
Less: amortization	(292)	-
Total intangible assets, net	$23,051	$-

Amortization expense for the year ended December 31, 2017 was $292.

Note 6 – Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31,
	2017	2016
Lab services & supplies	$11,477	$87,100
Professional fees	235,181	17,760
Consultant fees	2,500	2,500
Interest	-	25,420
Total accrued liabilities	$249,158	$132,780

CohBar, Inc.

Notes to Financial Statements

Note 7 - Note Payable

In 2013, the Company was awarded a grant from the Alzheimer’s Drug Discovery Foundation consisting of two promissory notes totaling $205,260. The notes had original terms of four years and were paid in full in 2017.

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

Licensing Agreements

The Company is a party to an Exclusive License Agreement (the “2011 Exclusive Agreement”) with The Regents of the University of California (“The Regents” or “Licensors”) which remains in effect for the life of the last-to-expire patent or last to be abandoned patent application, whichever is later. The Company agreed to pay the Licensors specified development milestone payments aggregating up to $765,000 for the first product sold under the license. Milestone payments for additional products developed and sold under the license are reduced by 50%. The Company is also required to pay annual maintenance fees to the Licensors. Aggregate maintenance fees for the first five years following execution of the agreement are $80,000. Thereafter, the Company is required to pay maintenance fees of $50,000 annually until the first sale of a licensed product. In addition, for the duration of the 2011 Exclusive Agreement, the Company is required to pay the Licensors royalties equal to 2% of its worldwide net sales of drugs, therapies or other products developed from claims covered by the licensed patents, subject to a minimum royalty payment of $75,000 annually, beginning after the first commercial sale of a licensed product. The Company is required to pay royalties ranging from 8% of worldwide sublicense sales of covered products (if the sublicense is entered after commencement of phase II clinical trials to 12% of worldwide sublicense sales (if the sublicense is entered prior to commencement of phase I clinical trials). The agreement also requires the Company to meet certain diligence and development milestones, including filing of an Investigational New Drug (“IND”) Application for a product covered by the agreement on or before the seventh anniversary of the agreement date. Through December 31, 2017, no royalties have been incurred under the agreement. All maintenance fees due and payable as of that date have been paid.

The Company is also a party to an Exclusive License Agreement (the “2013 Exclusive Agreement”) with The Regents whereby The Regents granted to the Company an exclusive license for the use of certain other patents.  The 2013 Exclusive Agreement remains in effect for the life of the last-to-expire patent or last to be abandoned patent application, whichever is later. The Company paid The Regents an initial license issue fee of $10,000 for these other patents, which was charged to General and Administrative expense, as incurred. The Company is also required to pay annual maintenance fees to the Licensors. Aggregate maintenance fees for the first three years following execution of the agreement are $7,500. Thereafter, the Company is required to pay maintenance fees of $5,000 annually until the first sale of a licensed product. The Company agreed to pay The Regents specified development milestone payments aggregating up to $765,000 for the first product sold under the 2013 Exclusive Agreement. Milestone payments for additional products developed and sold under the 2013 Exclusive Agreement are reduced by 50%. In addition, for the duration of the 2013 Exclusive Agreement, the Company is required to pay The Regents royalties equal to 2% of the Company’s worldwide net sales of drugs, therapies or other products developed from claims covered by the licensed patent, subject to a minimum royalty payment of $75,000 annually, beginning after the first commercial sale of a licensed product. The Company is required to pay The Regents royalties ranging from 8% of worldwide sublicense sales of covered products (if the sublicense is entered after commencement of phase II clinical trials to 12% of worldwide sublicense sales (if the sublicense is entered prior to commencement of phase I clinical trials). The agreement also requires the Company to meet certain diligence and development milestones, including filing of an IND Application for a product covered by the agreement on or before the seventh anniversary of the agreement date.  Through December 31, 2017, no royalties have been incurred under the agreement. All maintenance fees due and payable as of that date have been paid.

CohBar, Inc.

Notes to Financial Statements

Note 8 - Commitments and Contingencies (continued)

Operating Leases

The Company is a party to a lease agreement for laboratory space leased on a month-to month basis that is part of a shared facility in Menlo Park, California. In October 2017, the Company entered into a one-year lease agreement for office space in Fairfield, New Jersey at a cost of $13,080 per annum.

Rent expense amounted to $236,374 and $171,294 for the years ended December 31, 2017 and 2016, respectively.

Note 9 - Income Taxes

The tax effects of temporary differences that give rise to deferred tax assets are as follows:

	As of December 31,
	2017	2016
Current:
Accrued expenses	$23,595	$51,174

Non-current:
Stock compensation	359,364	163,221
Net operating loss carryforward	5,656,895	5,058,119
Research and development credit carry forward	417,882	267,325
Total deferred tax assets	6,457,736	5,539,839
Valuation allowance	(6,457,736)	(5,539,839)
Deferred tax asset, net of valuation allowance	$-	$-

CohBar, Inc.

Notes to Financial Statements

Note 9 - Income Taxes (continued)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Years Ended December 31,
	2017	2016
U.S. statutory federal rate	(34.0)%	(34.0)%
State income taxes, net of federal tax	(5.4)%	(5.1)%
Federal tax rate change	28.3%	-%
Permanent differences	2.2%	4.2%
Prior year true-ups	0.4%	-%
R&D tax credit	(0.8)%	(2.7)%
Change in valuation allowance	9.3%	37.6%
Income tax provision (benefit)	-%	-%

The income tax provision consists of the following:

	For the Years Ended December 31,
	2017	2016
Federal
Current	$-	$-
Deferred	(718,326)	(1,815,660)
State and local
Current	-	-
Deferred	(199,571)	(470,263)
Change in valuation allowance	917,897	2,285,923
Income tax provision (benefit)	$-	$-

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not more-likely-than-not, a valuation allowance is established.  Based upon the Company’s losses since inception, management believes that it is more-likely-than-not that future benefits of deferred tax assets will not be realized. Therefore, the Company established a full valuation allowance as of December 31, 2017 and 2016. As of December 31, 2017 and 2016, the change in valuation allowance was $917,897 and $2,285,923, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, principally California and New Jersey. The Company is subject to examination by the various taxing authorities.  The Company’s federal and state income tax returns for tax years beginning in 2013 remain subject to examination.

At December 31, 2017 and 2016, the Company had approximately $21,000,000 and $13,000,000, respectively, of federal and state net operating loss carryovers that may be available to offset future taxable income.   The net operating loss carry forwards, if not utilized, will begin to expire from 2029 to 2036 for federal and state purposes. In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s net operating loss carryforward could be limited in the event of a change in ownership. At this time, the Company has not completed a full study to assess whether an ownership change under Section 382 of the Code occurred due to the costs and complexities associated with such a study.

CohBar, Inc.

Notes to Financial Statements

Note 9 - Income Taxes (continued)

On December 22, 2017, new legislation was signed into law, informally titled the Tax Cuts and Jobs Act, which included, among other things, a provision to reduce the federal corporate income tax rate to 21%.  Under ASC 740, Accounting for Income Taxes, the enactment of the Tax Act also requires companies, to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. There is no further change to its assertion on maintaining a full valuation allowance against its U.S. deferred tax assets. The Company’s gross deferred tax assets have been revalued from 34% to 21% with a corresponding offset to the valuation allowance and any potential other taxes arising due to the Tax Act will result in reductions to its net operating loss carryforward and valuation allowance. Deferred tax assets of approximately $9,200,000 have been revalued to approximately $6,500,000 with a corresponding decrease to the Company’s valuation allowance. Therefore, there was no net impact on the Company’s financial statements for the year ended December 31, 2017.

On December 22, 2017, the SEC Staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of ASC Topic 740 in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act.  The Company is complete with its accounting for the effects of the Tax Act, however, as additional guidance and interpretation may be issued by the U.S. Treasury Department, the IRS and other standard setting bodies, the Company may be required to make adjustment and/or additional disclosure relating to its gross deferred tax assets in 2018.

Note 10 - Stockholders’ Equity

Authorized Capital

The Company has authorized the issuance and sale of up to 80,000,000 shares of stock, consisting of 75,000,000 shares of common stock having a par value of $0.001 and 5,000,000 shares of Preferred Stock having a par value of $0.001 per share. As of December 31, 2017 and 2016, there were no shares of Preferred Stock outstanding and there were no declared but unpaid dividends or undeclared dividend arrearages on any shares of the Company’s capital stock.

Private Offering

During the year ended December 31, 2017, the Company completed a private offering for total net proceeds of approximately $5.02 million (“Private Offering”), of which 289,334 units were sold to officers and directors. The Company issued an aggregate of 3,438,053 units at a price of $1.50 per unit. Each unit consists of one share of the Company’s common stock and one common stock purchase warrant (see “Warrants”). Each warrant can be exercised at any time prior to June 30, 2020 for the purchase of one share of the Company’s common stock at an exercise price of $2.25.

Stock Options

The Company has an incentive stock plan, the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”), and has granted stock options to employees, non-employee directors and consultants from the 2011 Plan. Options granted under the 2011 Plan may be Incentive Stock Options or Non-statutory Stock Options, as determined by the Administrator at the time of grant. The rules of the TSX Venture Exchange (or “TSX-V”) provide that the maximum number of shares which can be reserved under a stock option plan is equal to 20% of the number of shares of the issuer which are outstanding on the date the plan is approved by stockholders. On June 15, 2017, the Company’s stockholders approved an amendment to the 2011 Plan to increase the number of shares authorized for issuance under the 2011 Plan to a total of 7,171,540, which is equal to 20% of the number of shares of the Company’s common stock outstanding on the date of the amendment. At December 31, 2017, 1,041,793 shares of the Company’s common stock were available for future issuance under the 2011 Plan.

CohBar, Inc.

Notes to Financial Statements

Note 10 - Stockholders’ Equity (continued)

During the year ended December 31, 2017, the Company granted stock options to employees to purchase 1,031,000 shares of the Company’s common stock at an exercise price of $2.40 per share. The options have terms of ten years. Of the 1,031,000 stock options granted, 300,000 are subject to vesting based on continuous service over periods between zero and four years from the date of grant. The balance of the grant, or 731,000 shares, has performance-based vesting conditions and will be valued at the time the milestones are reached. The stock options have an aggregate grant date fair value of $528,580.

During the year ended December 31, 2017, the Company granted stock options to two consultants to purchase a total of 85,000 shares of the Company’s common stock. The stock options have an exercise price of $2.02 per share and are exercisable during a ten-year term, are subject to vesting over periods of three and four years and have an aggregate measurement date fair value of $269,416.

During the year ended December 31, 2017, the Company granted stock options to a new member of its Board of Directors to purchase 200,000 shares of the Company’s common stock. The stock options have an exercise price of $4.60 per share and are exercisable during a ten-year term, are subject to vesting over four years and have an aggregate grant date fair value of $719,360.

In January 2016, the Company issued a warrant to purchase 125,000 shares of the Company’s common stock to an investor relations firm as partial compensation for consulting services it would provide the Company over a two-year period.   In August 2017, the Company issued warrants to purchase 180,000 shares of the Company’s common stock to two consultants as compensation for consulting services they will provide the Company over a five-year period. Pursuant to applicable policies of the TSX-V, the shares issuable under the warrants will be counted against the limit of shares authorized for issuance under the 2011 Plan, notwithstanding that the warrants were not issued under the 2011 Plan. After giving effect to this limitation there were 1,041,793 shares remaining available for issuance under the 2011 Plan at December 31, 2017.

During the year ended December 31, 2017, 123,333 stock options were exercised for cash proceeds of $129,255 and the Company cancelled 153,750 stock options.

During the year ended December 31, 2016, the Company granted stock options to employees to purchase 1,696,000 shares of the Company’s common stock. The stock options have exercise prices that range from $1.10 to $1.55 per share, are subject to vesting over four years, have terms of ten years and have an aggregate grant date fair value of approximately $1,418,000.

During the year ended December 31, 2016, 10,000 stock options were exercised for cash proceeds of $2,600 and 26,486 were cancelled.

The Company recorded stock-based compensation as follows:

	For the Years Ended December 31,
	2017	2016
Research and development	$884,032	$374,292
General and administrative	749,453	361,137
Total	$1,633,485	$735,429

CohBar, Inc.

Notes to Financial Statements

Note 10 - Stockholders’ Equity (continued)

The following table represents stock option activity for the years ended December 31, 2017 and 2016:

			Weighted Average				Aggregate
	Stock Options		Exercise Price		Fair Value	Contractual	Intrinsic
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Value
Balance – December 31, 2015	3,724,083	1,963,948	$0.67	$0.34	$0.34	7.09	$-
Granted	1,696,000	-	1.50	-	-	6.25	-
Exercised	(741,100)	-	-	-	-	-	-
Cancelled	(26,486)	-	-	-	-	-	-
Balance – December 31, 2016	4,652,497	1,908,883	$0.92	$0.41	$0.41	8.24	$-
Granted	1,316,000	-	-	-	-	-	-
Exercised	(123,333)	-	-	-	-	-	-
Cancelled	(153,750)	-	-	-	-	-	-
Balance – December 31, 2017	5,691,414	3,124,941	$1.16	$0.73	$0.73	6.87	$19,142,175

The following table summarizes information on stock options outstanding and exercisable as of December 31, 2017:

		Weighted
Exercise	Number	Average Remaining	Weighted Average	Number
Price	Outstanding	Contractual Term	Exercise Price	Exercisable

$0.05	52,876	4.25 years	$0.05	52,876
$0.26	1,024,810	6.28 years	$0.26	1,022,536
$0.73	1,475,687	6.87 years	$0.73	1,137,509
$1.00	313,124	7.56 years	$1.00	206,457
$1.10	8,000	8.02 years	$1.10	3,209
$1.17	51,605	7.87 years	$1.17	22,230
$1.22	70,312	8.10 years	$1.22	5,208
$1.50	28,000	8.17 years	$1.50	6,333
$1.55	1,456,000	8.19 years	$1.55	495,250
$2.02	85,000	9.61 years	$2.02	33,750
$2.40	926,000	9.08 years	$2.40	139,583
$4.60	200,000	9.94 years	$4.60	-
Totals	5,691,414			3,124,941

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

CohBar, Inc.

Notes to Financial Statements

Note 10 - Stockholders’ Equity (continued)

Warrants

In January 2017, a total of 926,588 common stock purchase warrants were exercised for aggregate cash proceeds of $1,853,176. Additional proceeds in the amount of $522,326 were received in January 2017 from warrants exercised in December 2016. During the year ended December 31, 2017, 4,695,846 unexercised warrants expired.

During the year ended December 31, 2017, a total of 143,650 warrants were exercised for aggregate cash proceeds of $111,994.

During the year ended December 31, 2017, the Company issued warrants to two consultants. The warrants are exercisable any time prior to August 7, 2022 for the purchase of an aggregate of 180,000 shares of common stock at an exercise price of $1.99 per share.

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

During the year ended December 31, 2016, a total of 1,745,890 warrants were exercised for cash proceeds of $2,969,454 (see Note 11 - Subscription Receivable).

The following table represents warrant activity for the years ended December 31, 2017 and 2016:

			Weighted Average				Aggregate
	Warrants		Exercise Price		Fair Value	Contractual	Intrinsic
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Value
Balance – December 31, 2015	7,936,391	7,936,391	$1.80	$1.80	$0.41	1.80	$-
Granted	490,550	428,050	-	-	-	-	-
Exercised	(1,745,890)	(1,745,890)	-	-	-	-	-
Cancelled	-	-	-	-	-	-	-
Balance – December 31, 2016	6,681,051	6,618,551	$1.74	$1.74	$0.41	0.98	$-
Granted	3,618,053	-	-	-	-	-	-
Exercised	(1,070,238)	-	-	-	-	-	-
Cancelled	(4,695,846)	-	-	-	-	-	-
Balance – December 31, 2017	4,533,020	4,517,395	$1.85	$1.85	$1.00	3.21	$14,280,372

Note 11 – Subscription Receivable

During December 2016, a total of 261,163 warrants were exercised for cash proceeds of $522,326. Due to the timing of the exercises, the shares underlying the warrants were issued in December 2016 and the proceeds were received in January 2017. The outstanding proceeds were recorded as a Subscription Receivable in the accompanying balance sheets as of December 31, 2016.

CohBar, Inc.

Notes to Financial Statements

Note 12 - Related Party Transactions

Two of the Company’s Directors provide consulting, scientific and research and advisory services to the Company pursuant to agreements that provided for annual compensation of $42,000 each. During the fourth quarter of the year ended December 31, 2017, the Company modified the compensation terms under the agreements. The Company will continue to compensate Dr. Cohen and Dr. Barzilai for their ongoing consulting, scientific and research and advisory services at an annual rate of $20,000 per individual. In addition, both Dr. Barzilai and Dr. Cohen will receive a fee for serving on the Company’s Board of Directors. During each of the years ended December 31, 2017 and 2016, $36,500 and $42,000, respectively, was paid to each director by the Company for consulting fees. As of December 31, 2017 and 2016, no amounts were owed to either Director.

Note 13 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date on which the financial statements were issued require adjustment or disclosure in the Company’s financial statements.

Subsequent to December 31, 2017, the Company issued Promissory Notes (the “Notes”) totaling $2,142,500. The Notes bear interest at the rate of 8% interest per annum and mature on March 29, 2021. The purchasers of the Notes also received warrants to purchase an aggregate of 428,500 shares of the Company’s common stock. The warrants are exercisable any time prior to March 29, 2021, subject to acceleration of the expiry date in certain circumstances, at an exercise price of $5.30 per share.

Subsequent to December 31, 2017, the Company granted stock options to its employees to purchase a total of 280,000 shares of the Company’s common stock.  The stock options have an exercise price of $5.30 per share and are exercisable during a ten year term subject to vesting periods that range from zero to four years.

Subsequent to December 31, 2017, a total of 267,333 warrants were exercised for cash proceeds of $588,499 and 249,309 stock options were exercised for cash proceeds of $146,438.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

            An evaluation was conducted under the supervision and with the participation of our management, including Simon Allen, our Chief Executive Officer, and Jeff Biunno, our Chief Financial Officer (collectively, the “Certifying Officers”), of the effectiveness of our disclosure controls and procedures as of December 31, 2017, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our management concluded that, during the period covered by this annual report, our disclosure controls and procedures were not effective due to a material weakness.

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

Management’s Assessment

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. As previously disclosed, management concluded that our internal control over financial reporting was not effective due to a material weakness. The material weakness relates to our having primarily one employee throughout most of 2017 assigned to positions that involve processing financial information, resulting in a lack of segregation of duties so that all journal entries and account reconciliations are reviewed by someone other than the preparer, heightening the risk of error or fraud. During the fourth quarter of 2017, remedial actions were implemented to address this material weakness. We hired additional qualified financial staff and implemented procedures to segregate duties to ensure that journal entries and account reconciliations are reviewed by someone other than the preparer. Additional procedures have been implemented to further strengthen our controls over financial reporting.

Although management believes that the controls implemented during the period are sufficient, we have concluded that such controls have not been in place for a sufficient period of time in order to conclude that the identified material weakness described above has been fully remediated.  Therefore, based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2017, our internal control over financial reporting was not effective.

We have limited capital resources and have given priority in the use of those resources to our research and development efforts. If we are unable to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports in a timely manner. We continue to evaluate the effectiveness of our internal controls and procedures on an on-going basis. As our operations continue to grow and become more complex, we intend to hire additional personnel in financial reporting and other areas.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth under the captions Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance, Executive Officers, Information Concerning the Board of Directors and Code of Ethics in our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed with the SEC by April 30, 2018 (“Proxy Statement”). If the Proxy Statement is not filed with the SEC by April 30, 2018, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2018.

Item 11. Executive Compensation

The information required by this item will be set forth under the captions Executive Compensation and Director Compensation in our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed with the SEC by April 30, 2018. If the Proxy Statement is not filed with the SEC by April 30, 2018, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about our equity compensation plan as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of options warrants and rights (a)		Weighted-average exercise price of outstanding options warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (b)
Equity compensation plans approved by stockholders	5,996,414		$0.76	1,041,793
Equity compensation plans not approved by stockholders	4,228,020	(1)	$1.86	-
Total	10,224,434		$0.65	1,041,793

(1)	Consists of warrants issued to our Chief Executive Officer pursuant to an employment agreement, two consultants pursuant to consulting agreements, warrants issued in 2014 related to a bridge loan, warrants issued to the ADDF for the 2013 grant and warrants issued in 2017 from our private placement.

Beneficial Ownership

The information required by this item is included under the caption Security Ownership of Certain Beneficial Owners and Management in our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed with the SEC by April 30, 2018. If the Proxy Statement is not filed with the SEC by April 30, 2018, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the caption Information Concerning the Board of Directors in our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders to be filed with the SEC by April 30, 2018 (“Proxy Statement”). If the Proxy Statement is not filed with the SEC by April 30, 2018, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2018.

Item 14. Principal Accounting Fees and Services

The information required by this item is included under the caption Ratification of Appointment of Registered Independent Public Accounting Firm in our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed with the SEC by April 30, 2018. If the Proxy Statement is not filed with the SEC by April 30, 2018, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2018.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 16. Form 10-K Summary

Not applicable.

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

Exhibit No.	Description

3.1	Third Amended and Restated Articles of Incorporation - Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, as filed with the Commission on January 8, 2015.

3.2	Amended and Restated Bylaws - Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K, as filed with the Commission on January 8, 2015.

10.1*	Amended and Restated 2011 Equity Incentive Plan - Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, as filed with the Commission on January 8, 2015.

10.2*	First Amendment to Amended and Restated 2011 Equity Incentive Plan - Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, as filed with the Commission on August 24, 2017.

10.3*	Form of Option Agreement under the 2011 Equity Incentive Plan -- Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.4	Exclusive License Agreement, dated August 6, 2013, between CohBar, Inc. and the Regents of the University of California - Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.5	Exclusive License Agreement, dated November 3, 2011, between and among CohBar, Inc. and the Regents of the University of California, and Albert Einstein College of Medicine of Yeshiva University - Incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.6*	Form of Indemnification Agreement - Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.7*	Common Stock Purchase Warrant, dated April 11, 2014, issued to Jon Stern - Incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.8	Form of Common Stock Purchase Warrants issued January 9, 2014 - Incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.9	Form of Common Stock Purchase Warrants issued July 2017- Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K as filed with the Commission on July 18, 2017.

10.10*	Executive Employment Agreement, dated April 11, 2014, between CohBar, Inc. and Jon Stern - Incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.11*

Executive Employment Agreement, dated November 27, 2013, between CohBar, Inc. and Jeffrey F. Biunno - Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.12*

Amendment, dated as of July 11, 2016, to Executive Employment Agreement, dated as of November 27, 2013, between CohBar, Inc. and Jeffrey F. Biunno. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on November 14, 2016.

10.13*	Executive Employment Agreement, dated November 17, 2014, between CohBar, Inc. and Kenneth Cundy - Incorporated by reference to Exhibit 10.13 to the Amendment No. 2 of our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 28, 2014.

10.14*	Consulting Agreement, dated November 10, 2011, by and between the Company and Nir Barzilai, as extended by an extension agreement dated November 1, 2014 - Incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.15*

Consulting Agreement, dated September 29, 2014, by and between the Company and Pinchas Cohen - Incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.16*

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

Date: April 2, 2018	COHBAR, INC.

	By:	/s/ Jeffrey F. Biunno
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

Signature	Title	Date

/s/ Simon Allen	Chief Executive Officer	April 2, 2018
Simon Allen	(Principal Executive Officer)

/s/ Jeffrey F. Biunno	Chief Financial Officer, Treasurer and Secretary	April 2, 2018
Jeffrey F. Biunno	(Principal Financial and Accounting Officer)

/s/ Jon L. Stern	Chief Operating Officer and Director	April 2, 2018
Jon L. Stern

/s/ Albion J. Fitzgerald	Chairman of the Board of Directors	April 2, 2018
Albion J. Fitzgerald

/s/ Nir Barzilai	Director	April 2, 2018
Nir Barzilai

/s/ Pinchas Cohen	Director	April 2, 2018
Pinchas Cohen

/s/ Marc E. Goldberg	Director	April 2, 2018
Marc E. Goldberg

/s/ John Amatruda	Director	April 2, 2018
John Amatruda

