Form 10-Q
period 2018-03-31
CohBar, Inc.
filed 2018-05-15
CIK 1522602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of May 10, 2018 the registrant had outstanding 39,963,129 shares of common stock.

COHBAR, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CohBar, Inc.

Condensed Balance Sheets

	As of
	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,960,588	$2,823,450
Investments	1,496,068	5,629,009
Prepaid expenses and other current assets	418,392	164,274
Total current assets	8,875,048	8,616,733
Property and equipment, net	159,562	176,531
Intangible assets, net	21,042	23,051
Other assets	46,904	46,904
Total assets	$9,102,556	$8,863,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$439,347	$492,015
Accrued liabilities	271,780	249,158
Accrued payroll and other compensation	532,884	503,133
Total current liabilities	1,244,011	1,244,306
Note payable, net of debt discount and offering costs of $741,238 and $0 as of March 31, 2018 and December 31, 2017, respectively	1,401,262	-
Total liabilities	2,645,273	1,244,306

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized 5,000,000 shares; No shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.001 par value, Authorized 75,000,000 shares; Issued and outstanding 39,956,147 shares as of March 31, 2018 and 39,439,505 as of December 31, 2017	39,956	39,440
Additional paid-in capital	34,246,600	31,822,161
Accumulated deficit	(27,829,273)	(24,242,688)
Total stockholders’ equity	6,457,283	7,618,913
Total liabilities and stockholders’ equity	$9,102,556	$8,863,219

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Condensed Statements of Operations

(unaudited)

	For The Three Months Ended March 31,
	2018	2017

Revenues	$-	$-

Operating expenses:
Research and development	2,680,983	1,292,780
General and administrative	913,088	940,089
Total operating expenses	3,594,071	2,232,869
Operating loss	(3,594,071)	(2,232,869)

Other income (expense):
Interest income	10,960	2,163
Interest expense	(1,409)	(1,345)
Amortization of debt discount and offering costs	(2,065)	(59)
Total other income	7,486	759
Net loss	$(3,586,585)	$(2,232,110)
Basic and diluted net loss per share	$(0.09)	$(0.06)
Weighted average common shares outstanding - basic and diluted	39,674,563	35,788,158

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Condensed Statements of Cash Flows

(unaudited)

	For The Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(3,586,585)	$(2,232,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,239	15,989
Stock-based compensation	978,708	414,513
Amortization of debt discount	1,976	59
Amortization of debt issuance costs	89	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(254,118)	(61,183)
Accounts payable	(52,668)	281,231
Accrued liabilities	22,622	28,687
Accrued payroll and other compensation	29,751	(265,417)
Net cash used in operating activities	(2,842,986)	(1,818,231)

Cash flows from investing activities:
Adjustment to capitalized patent costs	1,739	-
Purchases of investments	(1,498,889)	(5,327,361)
Proceeds from redemptions of investments	5,631,830	4,433,000
Net cash provided by (used in) investing activities	4,134,680	(894,361)

Cash flows from financing activities:
Debt issuance costs	(31,993)	-
Proceeds from exercise of warrants	588,499	2,404,993
Repayment of note payable	-	(102,630)
Proceeds from exercise of employee stock options	146,438	19,825
Proceeds from private offering, net	2,142,500	-
Net cash provided by financing activities	2,845,444	2,322,188

Net increase (decrease) in cash	4,137,138	(390,404)
Cash and cash equivalents at beginning of period	2,823,450	3,257,458
Cash and cash equivalents at end of period	$6,960,588	$2,867,054

Non-cash investing and financing activities:
Warrants issued in connection with note payable	$711,310	$-
Supplemental disclosure of cash flow information:
Cash paid:
Interest paid	$-	$12,418

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

The Company’s primary activities include research and development of its MBT pipeline, securing intellectual property protection, managing collaborations with contract research organizations (“CROs”) and academic institutions and raising capital. To date, the Company has not generated any revenues from operations and does not expect to generate any revenues in the near future. The Company has financed its operations primarily with proceeds from sales of its equity securities, private placements and the exercise of outstanding warrants and stock options.

The unaudited interim condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by U.S. GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K (the “2017 Form 10-K”), filed with the SEC on April 2, 2018. The interim unaudited condensed financial statements should be read in conjunction with those audited financial statements included in the 2017 Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any other period.

Note 2 – Liquidity and Management’s Plans

As of March 31, 2018, the Company had working capital and stockholders’ equity of $7,631,037 and $6,457,283 respectively. During the three months ended March 31, 2018, the Company incurred a net loss of $3,586,585. The Company has not generated any revenues, has incurred net losses since inception and does not expect to generate revenues in the near term. Factors such as these and the Company’s projected cash burn raised substantial doubt about the entity’s ability to continue as a going concern for at least one year from the issuance of these financial statements. However, management’s plans, including the raising of debt and equity financing (see Note 5 and Note 9) and reducing certain operating expenses, alleviated the substantial doubt. The Company believes that it has sufficient capital to meet its operating expenses and obligations for the next twelve months from the date of this filing.  Nevertheless, if other unanticipated difficulties arise the Company may be required to raise additional capital to support its operations, curtail its research and development activities until such time as additional capital becomes available and delay its target for its upcoming FDA filings and clinical activities.  These activities would necessitate the Company to slow its rate of spending and extend its use of cash until additional capital is raised.  There can be no assurance that such a plan will be successful. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain such financing on reasonable terms.

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

Investments

Investments consist of U.S. Treasury Bills, which are classified as held-to-maturity, and Certificates of Deposit. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. All of the Company’s U.S. Treasury Bills and Certificates of Deposit mature within the next twelve months. Unrealized gains and losses are de minimis. As of March 31, 2018, the carrying value of the Company’s U.S. Treasury Bills approximates their fair value, due to their short-term maturities.

Common Stock Purchase Warrants

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provides the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets, liabilities and equity is required. The Company’s free-standing derivatives consist of warrants to purchase common stock that were issued in connection with its notes payable and private offering. The Company evaluated these warrants to assess their proper classification using the applicable criteria enumerated under U.S. GAAP and determined that the common stock purchase warrants meet the criteria for equity classification in the accompanying condensed balance sheets as of March 31, 2018 and December 31, 2017.

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

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

The weighted-average fair value of options and warrants has been estimated on the grant date or measurement date using the Black-Scholes pricing model. The fair value of each instrument is estimated on the grant date or measurement date utilizing certain assumptions for a risk-free interest rate, volatility and expected remaining lives of the awards. Since the Company has a limited history of being publicly traded, the fair value of stock-based payment awards issued with a vesting period of more than three years will be estimated using a volatility derived from an index of comparable entities. Option grants with a vesting schedule that is three years or less will utilize the volatility of the Company’s own stock in estimating the fair value of the stock-based award. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the number of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

The weighted-average Black-Scholes assumptions are as follows:

	For the Three Months Ended March 31,
	2018	2017
Expected life	7 years	8 years
Risk free interest rate	2.57%	2.16%
Expected volatility	80%	79%
Expected dividend yield	0%	0%
Forfeiture rate	0%	0%

As of March 31, 2018, total unrecognized stock option compensation expense is $2,743,288, which will be recognized as those options vest over a period of approximately four years. The amount of future stock option compensation expense could be affected by any future option grants or by any option holders leaving the Company before their grants are fully vested.

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

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

	As of March 31,
	2018	2017
Options	5,722,105	5,618,497
Warrants	4,694,187	951,635
Totals	10,416,292	6,570,132

Note 4 - Accrued Liabilities

Accrued liabilities consist of:

	As of	As of
	March 31, 2018	December 31, 2017
Lab services & supplies	$6,080	$11,477
Professional fees	261,791	235,181
Consultant fees	2,500	2,500
Interest	1,409	-
Total accrued liabilities	$271,780	$249,158

Note 5 - Notes Payable

During the three months ended March 31, 2018, the Company entered into Note and Warrant Purchase Agreements (the “Purchase Agreements”) with certain accredited investors (the “Investors”) pursuant to which the Company issued to the Investors $2,142,500 aggregate principal amount of its 8% Unsecured Promissory Notes due in March 2021 (the “Notes”). The Notes were issued together with warrants to purchase up to an aggregate of 428,500 shares of the Company’s common stock. Notes in the aggregate amount of $492,500 were purchased by officers and directors of the Company. The warrants are exercisable any time prior to March 29, 2021, subject to acceleration of the expiry date in certain circumstances, at an exercise price of $5.30 per share. The Company determined the fair value of the of the warrants issued using the Black-Scholes pricing model with assumptions discussed in Note 3 and allocated the proceeds based on the relative fair value of the debt instrument and related warrants. The aggregate deferred debt discount related to the Notes was $711,310. The Company amortized $1,976 during the three months ended March 31, 2018. The Company also deferred the costs related to the Notes which totaled $31,993 and amortized $89 of that cost in the three months ended March 31, 2018.

Note 6 - Commitments and Contingencies

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

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 - Commitments and Contingencies (continued)

Operating Lease

The Company is a party to (i) a lease agreement for laboratory space leased on a month-to month basis that is part of a shared facility in Menlo Park, California, and (ii) a one-year lease agreement for office space in Fairfield, New Jersey which expires in September 2018.

Rent expense was $70,356 and $55,215 for the three months ended March 31, 2018 and 2017, respectively.

Note 7 - Stockholders’ Equity

Stock Options

The Company has an incentive stock plan, the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”), and has granted stock options to employees, non-employee directors and consultants from the 2011 Plan. Options granted under the 2011 Plan may be Incentive Stock Options or Non-statutory Stock Options, as determined by the Administrator at the time of grant. As of March 31, 2018, there were 761,793 shares remaining available for issuance under the 2011 Plan. Pursuant to applicable policies of the TSX Venture Exchange (the “TSX-V”), certain equity grants are counted against the pool of options available for issuance, notwithstanding that the equity was not originally granted under the 2011 Plan. Subsequent to March 31, 2018, the Company delisted from the TSX-V. Because of the delisting, previously issued warrants that were counted against the option pool are now added back for future issuance. As of the date of this filing, there were 1,066,793 shares remaining available for issuance under the 2011 Plan.

During the three months ended March 31, 2018, the Company granted stock options to employees to purchase 280,000 shares of the Company’s common stock at $5.30 per share. The stock options have terms of ten years and vest over a two or four-year period. The stock options have an aggregate grant date fair value of approximately $1,028,600.

During the three months ended March 31, 2018, 249,309 stock options were exercised for cash proceeds of $146,438.

The Company recorded stock-based compensation in the three months ended March 31, 2018 and 2017 as follows:.

	For the Three Months Ended March 31,
	2018	2017
Research and development	$773,659	$66,693
General and administrative	205,049	347,820
Total	$978,708	$414,513

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 7 - Stockholders’ Equity (continued)

The following table represents stock option activity for the three months ended March 31, 2018:

			Weighted Average
	Stock Options		Exercise Price		Fair Value	Contractual	Aggregate
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Intrinsic Value
Balance – December 31, 2017	5,691,414	3,124,941	$1.16	$0.73	$0.73	6.87	$-
Granted	280,000	-	-	-	-	-	-
Exercised	(249,309)	-	-	-	-	-	-
Cancelled	-	-	-	-	-	-	-
Balance – March 31, 2018	5,722,105	3,191,721	$1.41	$0.84	$0.84	6.73	$19,706,706

The following table summarizes information on stock options outstanding and exercisable as of March 31, 2018:

		Weighted	Weighted
Exercise	Number	Average Remaining	Average	Number
Price	Outstanding	Contractual Term	Exercise Price	Exercisable

$0.05	52,876	4.01 years	$0.05	52,877
$0.26	915,497	6.03 years	$0.26	915,497
$0.73	1,381,691	6.62 years	$0.73	1,135,743
$1.00	287,124	7.31 years	$1.00	200,457
$1.10	8,000	7.78 years	$1.10	3,833
$1.17	31,605	7.62 years	$1.17	6,605
$1.22	70,312	7.85 years	$1.22	13,021
$1.50	28,000	7.92 years	$1.50	8,834
$1.55	1,456,000	7.94 years	$1.55	566,000
$2.02	85,000	9.36 years	$2.02	40,000
$2.40	926,000	8.84 years	$2.40	145,833
$4.60	200,000	9.69 years	$4.60	12,500
$5.30	280,000	9.99 years	$5.30	90,521
Totals	5,722,105			3,191,721

Warrants

During the three months ended March 31, 2018, warrants to purchase 267,333 shares of the Company’s common Stock were exercised for aggregate cash proceeds of $588,499.

			Weighted Average
	Warrants		Exercise Price		Fair Value	Contractual	Aggregate
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Intrinsic Value
Balance – December 31, 2017	4,533,020	4,517,395	$1.85	$1.85	$1.00	3.21	$-
Granted	428,500	-	-	-	-	-	-
Exercised	(267,333)	-	-	-	-	-	-
Cancelled	-	-	-	-	-	-	-
Balance – March 31, 2018	4,694,187	4,694,187	$2.14	$2.14	$1.12	2.99	$14,977,413

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 8 - Related Party Transactions

Two of the Company’s directors provide consulting, scientific and research and advisory services to the Company pursuant to agreements that provided for annual compensation of $20,000. In addition, each of Drs. Barzilai and Cohen receive a fee for serving on the Company’s Board of Directors. Payments of $5,000 and $10,500 were made to each director during each of the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, no amounts were owed to either director.

Note 9 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date on which the condensed financial statements were issued require adjustment or disclosure in the Company’s condensed financial statements.

On April 13, 2018, the Company entered into Note and Warrant Purchase Agreements (the “Purchase Agreements”) with certain accredited investors (the “Investors”) pursuant to which the Company issued to the Investors $1,760,000 aggregate principal amount of its 8% Unsecured Promissory Notes Due 2021 (the “Notes”). Notes in the aggregate amount of $40,000 were purchased by an officer of the Company. The Notes were issued together with warrants to purchase up to an aggregate of 352,000 shares of the Company’s common stock (the “Warrants”). The Warrants may be exercised at any time prior to March 29, 2021; provided, however, that if a Note is repaid prior to March 29, 2019, then the expiry date of the related Warrant is subject to acceleration. The exercise price of the Warrants is $5.30 per share. The Notes and Warrants represent the second and final tranche of a private offering of Notes and Warrants. All outstanding principal and accrued interest on the Notes will become due and payable on March 29, 2021.

Subsequent to March 31, 2018, warrants to purchase 6,982 shares of common stock were exercised for aggregate cash proceeds of $3,491.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). All references to the first quarter and first three months of 2018 and 2017 mean the three-month periods ended March 31, 2018 and 2017, respectively. Unless the context otherwise requires, “CohBar,” “we,” “us” and “our” refer to CohBar, Inc.

Special Note Regarding Forward-Looking Statements

This report, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on our current expectations, estimates, forecasts, and projections about our business, our potential drug candidates, our capital resources and ability to fund our operations, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “would,” “could,” “intend,” “plan,” “believe,” “seek” and “estimate,” variations of these words, and similar expressions are intended to identify those forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this report under the section entitled “Risk Factors” in Item 1A of Part I of the 2017 Form 10-K, as supplemented or modified in our quarterly reports on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as may be required by law.

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

We have financed our operations primarily with proceeds from sales of our equity securities, private placements, and the exercise of outstanding warrants and stock options. Since our inception through March 31, 2018, our operations have been funded with an aggregate of approximately $33.8 million from the issuance of equity instruments.

Since inception, we have incurred significant operating losses. Our net losses were $3,586,585 for the three months ended March 31, 2018. As of March 31, 2018, we had an accumulated deficit of $27,829,273. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate incurring increasing expenses as we advance CB4211 to the clinic, conduct pre-clinical development of our other research peptides, continue development of our MBTs and seek to expand our intellectual property portfolio.

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

	For The Three Months Ended March 31,		Change
	2018	2017	$	%
Operating expenses:
Research and development	$2,680,983	$1,292,780	$1,388,203	107%
General and administrative	913,088	940,089	(27,001)	(3)%
Total operating expenses	$3,594,071	$2,232,869	$1,361,202	61%

Comparison of Three Months Ended March 31, 2018 and 2017

Research and development expenses were $2,680,983 in the three months ended March 31, 2018 compared to $1,292,780 in the prior year period, a $1,388,203 increase. The increase in research and development expenses was primarily due to $868,935 of costs incurred which related to our clinical and IND-enabling activities, an increase of $706,966 in stock-based compensation related new options grants made during the current year quarter and to the grants to consultants that are revalued at each balance sheet date, which was partially offset by the $149,798 decrease in preclinical studies due to the cost, mix and timing of those studies. We expect research and development expenses to increase in the coming quarters as we continue to advance our lead MBT candidate program, begin to incur the costs of clinical trials and evaluate and optimize other MDPs as potential MBT drug candidates.

General and administrative expenses were $913,088 in the three months ended March 31, 2018 compared to $940,089 in the prior year period, a $27,001 decrease. The decrease was primarily due to a $142,770 decrease in stock based compensation due to the new option grants made in the prior year quarter which was offset by a $60,329 increase in insurance premiums and a $55,000 increase in directors fees due to the addition of a new Board member announced at the end of 2017 and the change in Board compensation made in the fourth quarter of 2017.

Liquidity and Capital Resources

As of March 31, 2018 we had a cash balance of $6,960,588. We maintain our cash in a checking and savings account on deposit with a banking institution in the United States. We also maintain a portfolio of short-term highly liquid securities investing in U.S. Treasury Bills and Certificate of Deposits. As of March 31, 2018, we had an investments balance of $1,496,068.

As of March 31, 2018, we had working capital and stockholders’ equity of $7,631,037 and $6,457,283, respectively. During the three months ended March 31, 2018, the Company incurred a net loss of $3,586,585. We have not generated any revenues, do not expect to generate revenues in the near term and have incurred net losses since inception. Factors such as these and our projected cash burn raise substantial doubt about our ability to continue as a going concern for at least one year from the issuance of these financial statements. However, our plans, including the raising of debt and equity financing (see Note 5 and Note 9 to our condensed financial statements) and reducing certain operating expenses, alleviated the substantial doubt.  We believe that we have sufficient capital to meet our operating expenses and obligations for the next twelve months from the date of this filing.  Nevertheless, if other unanticipated difficulties arise the Company may be required to raise additional capital to support its operations, curtail its research and development activities until such time as additional capital becomes available and delay its target for its upcoming FDA filings and clinical activities.  These activities would require us to slow our rate of spending and extend our use of cash until additional capital is raised.  There can be no assurance that such a plan will be successful. There is no assurance that additional financing will be available when needed or that we will be able to obtain such financing on reasonable terms

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2018 and 2017 was $2,842,986 and $1,818,231, respectively. The cash used in operations for the three months ended March 31, 2018 was primarily due to our reported net loss of $3,586,585 and the $254,118 increase in prepaids which were primarily associated with the renewal of our Directors and Officers Insurance offset by $998,012 in stock-based compensation, depreciation and amortization expense in the current year quarter. The cash used in operations for the three months ended March 31, 2017 was primarily due to our reported net loss of $2,232,110 offset by $430,561 in stock-based compensation, depreciation and amortization expense such quarter.

Cash Flows from Investing Activities

Net cash provided by investing activities in the three months ended March 31, 2018 was $4,134,680 which was due to the maturities of our investments in Certificates of Deposit and U.S. Treasury Bills. Net cash used in investing activities in the three months ended March 31, 2017 was $894,361 which was due to the purchases of our investments in Certificates of Deposit and U.S. Treasury Bills as compared to the timing of maturities of those investments.

Cash Flows from Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2018 and 2017 was $2,845,444 and $2,322,188, respectively. Cash provided by financing activities in the three months ended March 31, 2018 was due to the issuance of promissory notes totaling $2,142,500 (See Note 5 – Notes Payable) and the exercise of warrants and employee stock options with proceeds totaling $734,937. Cash provided by financing activities in the three months ended March 31, 2017 was due to the exercise of warrants and employee stock options, partially offset by payment to the Alzheimer’s Drug Development Foundation of $102,630, representing the first installment of a note obligation associated with a grant from that organization.

Contractual Obligations

We are a party to (i) a lease agreement for laboratory space leased on a month-to month basis that is part of a shared facility in Menlo Park, California, and (ii) a one-year lease agreement for office space in Fairfield, New Jersey which expires in September 2018.

Rent expense was $70,356 and $55,215 for the three months ended March 31, 2018 and 2017, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company as defined by the rules and regulations of the SEC, we are not required to provide this information.

Item 4.	Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. As previously disclosed, management concluded that our internal control over financial reporting was not effective due to a material weakness. The material weakness related to our having primarily one employee throughout most of 2017 assigned to positions that involve processing financial information, resulting in a lack of segregation of duties so that all journal entries and account reconciliations are reviewed by someone other than the preparer, heightening the risk of error or fraud. During the fourth quarter of 2017, remedial actions were implemented to address this material weakness. We hired additional qualified financial staff and implemented procedures to segregate duties to ensure that journal entries and account reconciliations are reviewed by someone other than the preparer. Additional procedures have been implemented to further strengthen our controls over financial reporting.

Management believes that the controls implemented during the recent periods are sufficient to conclude that the identified material weakness described above has been fully remediated. Therefore, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2018, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

Other than as stated above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and filed with the SEC on April 2, 2018. There have been no material changes to these risks during the three months ended March 31, 2018.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

Information regarding unregistered sales of equity securities during the quarter-ended March 31, 2018 is furnished with our current report on Form 8-K filed on April 13, 2018.

Use of Proceeds from Registered Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
4.1	Form of 8% unsecured Promissory Note due 2021 (incorporated by reference from Exhibit 4.1 of our Current Report on Form 8-K filed May 4, 2018).
4.2	Form of non-transferable common stock Purchase Warrant (incorporated by reference from Exhibit 4.2 of our Current Report on Form 8-K filed May 4, 2018).
10.1	Form of Note and Purchase Warrant Agreement (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K filed May 4, 2018).
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on.

COHBAR, INC.

Date: May 15, 2018	By:	/s/ Jeffrey F. Biunno
Jeffrey F. Biunno
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

