Form 10-Q
period 2018-06-30
CohBar, Inc.
filed 2018-08-14
CIK 1522602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 10, 2018 the registrant had outstanding 42,463,796 shares of common stock.

COHBAR, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CohBar, Inc.

Condensed Balance Sheets

	As of
	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash	$14,457,939	$2,823,450
Investments	13,565,076	5,629,009
Prepaid expenses and other current assets	307,248	164,274
Total current assets	28,330,263	8,616,733
Property and equipment, net	142,759	176,531
Intangible assets, net	20,772	23,051
Other assets	46,904	46,904
Total assets	$28,540,698	$8,863,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$767,667	$492,015
Accrued liabilities	326,648	249,158
Accrued payroll and other compensation	707,333	503,133
Total current liabilities	1,801,648	1,244,306
Note payable, net of debt discount and offering costs of $1,205,434 and $0 as of June 30, 2018 and December 31, 2017, respectively	2,697,066	-
Total liabilities	4,498,714	1,244,306

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized 5,000,000 shares; No shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.001 par value, Authorized 75,000,000 shares; Issued and outstanding 42,427,358 shares as of June 30, 2018 and 39,439,505 as of December 31, 2017	42,427	39,440
Additional paid-in capital	55,144,943	31,822,161
Accumulated deficit	(31,145,386)	(24,242,688)
Total stockholders’ equity	24,041,984	7,618,913
Total liabilities and stockholders’ equity	$28,540,698	$8,863,219

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Condensed Statements of Operations

(unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$-	$-	$-	$-

Operating expenses:
Research and development	1,832,459	1,274,634	4,513,442	2,567,414
General and administrative	1,315,316	635,007	2,228,404	1,575,096
Total operating expenses	3,147,775	1,909,641	6,741,846	4,142,510
Operating loss	(3,147,775)	(1,909,641)	(6,741,846)	(4,142,510)

Other income (expense):
Interest income	8,048	4,242	19,008	6,405
Interest expense	(73,207)	(1,140)	(74,616)	(2,485)
Amortization of debt discount and offering costs	(103,179)	-	(105,244)	(59)
Total other (expense) income	(168,338)	3,102	(160,852)	3,861
Net loss	$(3,316,113)	$(1,906,539)	$(6,902,698)	$(4,138,649)
Basic and diluted net loss per share	$(0.08)	$(0.05)	$(0.17)	$(0.12)
Weighted average common shares outstanding - basic and diluted	40,261,670	35,857,701	39,969,738	35,823,121

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Condensed Statements of Cash Flows

(unaudited)

	For The Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(6,902,698)	$(4,138,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,312	32,976
Stock-based compensation	1,787,178	612,964
Amortization of debt discount	100,953	59
Amortization of debt issuance costs	4,290	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(142,974)	(62,690)
Accounts payable	275,652	653,716
Accrued liabilities	77,490	(50,927)
Accrued payroll and other compensation	204,200	(286,309)
Net cash used in operating activities	(4,561,597)	(3,238,860)

Cash flows from investing activities:
Purchases of property and equipment	-	(1,428)
Patent costs	1,739	-
Payment for security deposit	-	(1,475)
Purchases of investments	(15,062,528)	(8,677,884)
Proceeds from redemptions of investments	7,126,461	11,009,000
Net cash (used in) provided by investing activities	(7,934,328)	2,328,213

Cash flows from financing activities:
Deferred offering costs	-	(35,154)
Proceeds from notes payable	3,902,500	-
Debt issuance costs	(57,288)	-
Proceeds from the Controlled Equity Offering, net	19,304,054	-
Proceeds from exercise of warrants	591,990	2,404,993
Repayment of note payable	-	(102,630)
Proceeds from exercise of employee stock options	389,158	19,825
Net cash provided by financing activities	24,130,414	2,287,034

Net increase in cash	11,634,489	1,376,387
Cash at beginning of period	2,823,450	3,257,458
Cash at end of period	$14,457,939	$4,633,845

Non-cash investing and financing activities:
Warrants issued in connection with note payable	$1,253,390	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$14,363

The accompanying notes are an integral part of these condensed financial statements

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Business Organization and Nature of Operations

CohBar, Inc. (“CohBar,” “its” or the “Company”) is a clinical stage biotechnology company and a leader in the research and development of mitochondria based therapeutics (MBTs), a novel and emerging class of therapeutics that have the potential to treat a wide range of diseases associated with aging and metabolic dysfunction, including non-alcoholic steatohepatitis (NASH), obesity, type 2 diabetes mellitus (T2D), cancer, atherosclerosis, cardiovascular disease and neurodegenerative diseases such as Alzheimer’s disease.

The Company’s primary activities include the research and development of its MBT pipeline, securing intellectual property protection for its discoveries and assets, managing collaborations with contract research organizations (“CROs”) and academic institutions and raising capital. To date, the Company has not generated any revenues from operations and does not expect to generate any revenues in the near future. The Company has financed its operations primarily with proceeds from sales of its equity securities, private placements and the exercise of outstanding warrants and stock options.

The unaudited interim condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by U.S. GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K (the “2017 Form 10-K”), filed with the SEC on April 2, 2018. The interim unaudited condensed financial statements should be read in conjunction with those audited financial statements included in the 2017 Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any other period.

Note 2 - Liquidity and Management’s Plans

As of June 30, 2018, the Company had working capital and stockholders’ equity of $26,528,615 and $24,041,984, respectively. During the six months ended June 30, 2018, the Company incurred a net loss of $6,902,698. The Company has not generated any revenues, has incurred net losses since inception and does not expect to generate revenues in the near term.

Based on current budget assumptions, projected cash burn, and the cash and investments on hand as of June 30, 2018, the Company believes that it has sufficient capital to meet its operating expenses and obligations for the next twelve months from the date of this filing. However, if unanticipated difficulties or circumstances arise the Company may require additional capital sooner to support its operations. If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail its research and development activities and/or other operations until such time as additional capital becomes available. Such limitation of the Company’s activities would allow the Company to slow its rate of spending and extend its use of cash until additional capital is raised. There can be no assurance that such a plan will be successful. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain such financing on reasonable terms.

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

Investments

Investments consist of U.S. Treasury Bills and Notes, which are classified as held-to-maturity, and Certificates of Deposit. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. All of the Company’s U.S. Treasury Bills and Certificates of Deposit mature within the next twelve months. Unrealized gains and losses are de minimis. As of June 30, 2018, the carrying value of the Company’s U.S. Treasury Bills approximates their fair value, due to their short-term maturities.

Common Stock Purchase Warrants

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provides the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets, liabilities and equity is required.  The Company’s free-standing derivatives consist of warrants to purchase common stock that were issued in connection with its notes payable and private offering. The Company evaluated these warrants to assess their proper classification using the applicable criteria enumerated under U.S. GAAP and determined that the common stock purchase warrants meet the criteria for equity classification in the accompanying condensed balance sheets as of June 30, 2018 and December 31, 2017.

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

The weighted-average Black-Scholes assumptions are as follows:

	For the Three Months Ended June 30,		For Six Months Ended June 30,
	2018	2017	2018	2017
Expected life	5 years	8 years	5 years	7 years
Risk free interest rate	2.70%	2.14%	2.63%	2.12%
Expected volatility	81%	79%	81%	79%
Expected dividend yield	0%	0%	0%	0%
Forfeiture rate	0%	0%	0%	0%

As of June 30, 2018, total unrecognized stock option compensation expense is $4,421,087, which will be recognized as those options vest over a period of approximately four years. The amount of future stock option compensation expense could be affected by any future option grants or by any option holders leaving the Company before their grants are fully vested (see Note 9).

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

	As of June 30,
	2018	2017
Options	5,886,272	5,513,497
Warrants	5,039,205	951,635
Totals	10,925,477	6,465,132

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which primarily aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees. ASU 2018-07 also clarifies that any share-based payment issued to a customer should be evaluated under ASC 606, Revenue from Contracts with Customers. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is evaluating the impact ASU 2018-07 will have on its financial statements.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 4 - Accrued Liabilities

Accrued liabilities consist of:

	As of	As of
	June 30, 2018	December 31, 2017
Lab services & supplies	$6,752	$11,477
Professional fees	238,947	235,181
Consultant fees	2,633	2,500
Interest	74,616	-
Other	3,700	-
Total accrued liabilities	$326,648	$249,158

Note 5 - Notes Payable

During the six months ended June 30, 2018, the Company entered into Note and Warrant Purchase Agreements (the “Purchase Agreements”) with certain accredited investors (the “Investors”) pursuant to which the Company issued to the Investors $3,902,500 aggregate principal amount of its 8% Unsecured Promissory Notes due in March 2021 (the “Notes”). The Notes were issued together with warrants to purchase up to an aggregate of 780,500 shares of the Company’s common stock. Notes in the aggregate amount of $532,500 were purchased by officers and directors of the Company. The warrants are exercisable any time prior to March 29, 2021. The Company determined the fair value of the of the warrants issued using the Black-Scholes pricing model using the following assumptions for the three months ended June 30, 2018; expected life of 3 years; risk free interest rate of 2.51%; expected volatility of 69%; expected dividend yield of 0% and a forfeiture rate of 0% The Company determined the fair value of the of the warrants issued using the Black-Scholes pricing model with the following assumptions for the six months ended June 30, 2018; expected life of 3 years; risk free interest rate of 2.44%; expected volatility of 69%; expected dividend yield of 0% and a forfeiture rate of 0%. The aggregate deferred debt discount related to the Notes was $1,253,390. The Company amortized $100,953 of the deferred debt discount during the six months ended June 30, 2018. The Company also deferred the costs related to the Notes which totaled $57,288 and amortized $4,290 of that amount in the six months ended June 30, 2018.

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

Rent expense was $70,356 and $56,595 for the three months ended June 30, 2018 and 2017, respectively. Rent expense was $140,712 and $111,810 for the six months ended June 30, 2018 and 2017, respectively.

Note 7 - Controlled Equity Offering

In June 2018, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. as sales agent. During the quarter ended June 30, 2018, the Company issued 2,186,855 shares of its common stock under the Controlled Equity Offering program for proceeds of $19,304,054, net of commissions and professional fees of $95,805.

Note 8 - Stockholders’ Equity

Stock Options

The Company has an incentive stock plan, the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”), and has granted stock options to employees, non-employee directors and consultants from the 2011 Plan. Options granted under the 2011 Plan may be Incentive Stock Options or Non-statutory Stock Options, as determined by the Administrator at the time of grant. On June 19, 2018, the Company’s stockholders approved an amendment to the 2011 Plan to increase the number of shares authorized for issuance under the 2011 Plan to a total of 10,000,000. As of June 30, 2018, there were 3,453,712 shares remaining available for issuance under the 2011 Plan.

During the six months ended June 30, 2018, the Company granted stock options to employees and non-employee directors to purchase a total of 758,000 shares of the Company’s common stock with grant date prices that ranged between $5.30 to $8.86 per share. The stock options have terms of ten years and are subject to vesting based on continuous service of the awardee over the periods ranging between zero and four years. The stock options have an aggregate grant date fair value of $3,031,676.

During the six months ended June 30, 2018, stock options for the purchase of 526,683 shares were exercised for cash proceeds of $389,158.

The Company recorded stock-based compensation as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$337,730	$76,267	$1,111,389	$142,960
General and administrative	470,740	122,184	675,789	470,004
Total	$808,470	$198,451	$1,787,178	$612,964

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 8 - Stockholders’ Equity (continued)

The following table represents stock option activity for the six months ended June 30, 2018:

			Weighted Average
	Stock Options		Exercise Price		Fair Value	Contractual	Aggregate
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Intrinsic Value
Balance – December 31, 2017	5,691,414	3,124,941	$1.16	$0.73	$0.73	6.87	$-
Granted	758,000	-	-	-	-	-	-
Exercised	(526,683)	-	-	-	-	-	-
Cancelled	(36,459)	-	-	-	-	-	-
Balance – June 30, 2018	5,886,272	3,169,680	$1.98	$0.95	$0.95	6.71	$23,595,541

The following table summarizes information on stock options outstanding and exercisable as of June 30, 2018:

		Weighted	Weighted
Exercise	Number	Average Remaining	Average	Number
Price	Outstanding	Contractual Term	Exercise Price	Exercisable

$0.05	52,876	3.76 years	$0.05	52,876
$0.26	915,497	5.78 years	$0.26	915,497
$0.73	1,131,691	6.38 years	$0.73	927,410
$1.00	237,124	7.06 years	$1.00	170,458
$1.10	8,000	7.53 years	$1.10	4,459
$1.17	22,772	7.37 years	$1.17	2,147
$1.22	70,312	7.60 years	$1.22	20,833
$1.50	28,000	7.67 years	$1.50	11,333
$1.55	1,456,000	7.69 years	$1.55	636,750
$2.02	85,000	9.11 years	$2.02	46,250
$2.40	926,000	8.59 years	$2.40	152,083
$4.60	200,000	9.44 years	$4.60	25,000
$5.30	275,000	9.74 years	$5.30	103,021
$6.04	278,000	9.89 years	$6.04	101,563
$8.86	200,000	8.94 years	$8.86	-
Totals	5,886,272			3,169,680

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 8 - Stockholders’ Equity (continued)

Warrants

During the six months ended June 30, 2018, warrants to purchase 274,315 shares of the Company’s common stock were exercised for aggregate cash proceeds of $591,990.

			Weighted Average
	Warrants		Exercise Price		Fair Value	Contractual	Aggregate
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Intrinsic Value
Balance – December 31, 2017	4,533,020	4,517,395	$1.85	$1.85	$1.00	3.21	$-
Granted	780,500	-	-	-	-	-	-
Exercised	(274,315)	-	-	-	-	-	-
Cancelled	-	-	-	-	-	-	-
Balance – June 30, 2018	5,039,205	5,039,205	$2.37	$2.37	$1.18	2.74	$24,057,541

Note 9 - Related Party Transactions

Two of the Company’s directors provide consulting, scientific and research and advisory services to the Company pursuant to agreements that provided for annual compensation of $20,000. In addition, each of Drs. Barzilai and Cohen receive a fee for serving on the Company’s Board of Directors. Payments of $3,333 and $10,500 were made to each Director during each of the three month periods ended June 30, 2018 and 2017, respectively. During the six month periods ended June 30, 2018 and 2017, payments to each Director totaled $8,333 and $21,000, respectively. As of June 30, 2018, no amounts were owed to either director and the Company has no further payment obligations under the consulting agreements.

Note 10 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date on which the condensed financial statements were issued require adjustment or disclosure in the Company’s condensed financial statements.

Subsequent to June 30, 2018, the Company announced that it had initiated its a Phase 1a/1b safety and biomarker study of CB4211, its lead MBT candidate under development as a potential treatment for non-alcoholic steatohepatitis (NASH) and obesity. Due to the commencement of the clinical study, the 726,000 stock options the Company granted to its employees in January 2017 met the performance conditions applicable to such options and began vesting. 50% of the options became vested upon certification of achievement of the performance condition by the compensation committee of the Company’s board of directors on July 18, 2018. The remaining shares subject to the stock options will vest over a period of 24 months following such certification, subject to the continuous service of the applicable optionee. The stock options have an exercise price of $2.40.

Subsequent to June 30, 2018, stock options to purchase 36,438 shares of the Company’s common stock were exercised for aggregate cash proceeds of $57,334.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). All references to the second quarter and first six months of 2018 and 2017 are to the three and six month periods ended June 30, 2018 and 2017, respectively. Unless the context otherwise requires, “CohBar,” “we,” “us” and “our” refer to CohBar, Inc.

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

Overview

We are a clinical stage biotechnology company and a leader in the research and development of mitochondria based therapeutics (MBTs), an emerging class of drugs with the potential to treat a wide range of diseases associated with aging and metabolic dysfunction, including non-alcoholic steatohepatitis (NASH), obesity, type 2 diabetes mellitus (T2D), cancer, atherosclerosis, cardiovascular disease and neurodegenerative diseases such as Alzheimer’s disease.

MBTs originate from research by our founders, resulting in their discovery of a novel group of mitochondrial-derived peptides (MDPs) encoded within the genome of mitochondria. Some of these naturally occurring MDPs and certain related analogs have demonstrated a range of biological activity and therapeutic potential in pre-clinical models across multiple diseases associated with aging.

We are focused on building our organization, enhancing our scientific and management teams and their capabilities, planning and strategy, raising capital and advancing the research and development of our MDPs. Our research efforts have focused on discovering and evaluating our MDPs for potential development as MBT drug candidates. We seek to identify and advance research on MDPs with superior potential for yielding a MBT drug candidate, and ultimately a drug, for which we have a strong intellectual property position.

Our lead MBT candidate for the potential treatment of NASH and obesity is CB4211, a novel optimized analog of our MOTS-c MDP. In July 2018, we announced the initiation of a Phase 1a/1b safety and biomarker study of CB4211. The double-blind, placebo-controlled clinical study will initially assess the safety, tolerability, and pharmacokinetics of CB4211 following single and multiple-ascending doses in healthy subjects. The final Phase 1b stage of the study will be an assessment of safety, tolerability, and activity in obese subjects with non-alcoholic fatty liver diseases (NAFLD). Assessments will include changes in liver fat assessed by MRI-PDFF, body weight, and biomarkers relevant to NASH and obesity.

To date, our founders and scientific team have discovered a large number of MDPs that have demonstrated a range of biological activities and therapeutic potential. Our ongoing research and development of our pipeline MDPs is focused on identifying and advancing novel improved analogs of those MDPs that have the greatest therapeutic and commercial potential for development into drugs.

We have financed our operations primarily with proceeds from sales of our equity securities, private placements, and the exercise of outstanding warrants and stock options. Since our inception through June 30, 2018, our operations have been funded with an aggregate of approximately $55.8 million from the issuance of debt and equity instruments.

Since inception, we have incurred significant operating losses. Our net losses were $6,902,698 for the six months ended June 30, 2018. As of June 30, 2018, we had an accumulated deficit of $31,145,386. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate incurring increasing expenses as we advance CB4211 through the clinic, conduct pre-clinical development of our other research peptides, continue development of our MBTs and seek to expand our intellectual property portfolio.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our product candidates, which include:

●	employee-related expenses including salaries, benefits, and stock-based compensation expense;

●	expenses incurred under agreements with third parties, including contract research organizations (CROs), that conduct research and development, clinical and pre-clinical activities on our behalf, and the cost of specialized independent consultants;

●	the cost of laboratory equipment, supplies and manufacturing MBT test materials; and

●	depreciation and other personnel-related costs associated with research and product development.

We expense all research and development expenses as incurred. We expect our research and development expenses to increase in the year ending December 31, 2018, as we incur the costs of our clinical trial, and continue our efforts to advance our lead MBT candidate program and to discover, evaluate and optimize other MDPs as potential MBT drug candidates.

Our Research Programs

Our research programs include a Phase 1a/1b safety and biomarker study of CB4211, our lead MBT candidate program for the treatment of NASH and obesity, which was initiated in July 2018, as well as operation of our platform technology related to discovery of new MDPs, investigational research to evaluate the therapeutic potential of certain discovered MDPs and engineering analogs of certain discovered MDPs to improve their characteristics as potential MBT drug development candidates. Depending on factors of capability, cost, efficiency and intellectual property rights we conduct our research programs independently at our laboratory facility, pursuant to contractual arrangements with CROs or under collaborative arrangements with academic institutions.

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

Research and development activities are central to our business model. Our MBT drug target candidates are in early stages of investigational or, with respect to CB4211, clinical research. Candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase significantly for the foreseeable future as our product candidate development programs progress. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. Other significant costs include legal fees relating to patent and corporate matters and fees for accounting and consulting services. We expect general and administrative expenses for the year ending December 31, 2018 to be higher in comparison to the prior year.

Results of Operations

The following table sets forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	For The Three Months Ended June 30,		Change
	2018	2017	$	%
Operating expenses:
Research and development	$1,832,459	$1,274,634	$557,825	44%
General and administrative	1,315,316	635,007	680,309	107%
Total operating expenses	$3,147,775	$1,909,641	$1,238,134	65%

Comparison of Three Months Ended June 30, 2018 and 2017

Research and development expenses were $1,832,459 in the three months ended June 30, 2018 compared to $1,274,634 in the prior year period, a $557,825 increase. The increase in research and development expenses was primarily due to $614,242 of costs incurred which related to our clinical activities and an increase of $261,463 in stock-based compensation essentially related to the revaluation performed at each balance sheet date of the equity granted to consultants. These increases were offset by a decrease of $493,412 in costs related to IND-enabling activities due to the timing of those costs incurred in the prior year quarter. We expect research and development expenses to increase in the coming quarters as we continue to advance our lead MBT candidate program, incur the costs of our clinical trial and evaluate and optimize other MDPs as potential MBT drug candidates.

General and administrative expenses were $1,315,316 in the three months ended June 30, 2018 compared to $635,007 in the prior year period, a $680,309 increase. The increase was due to a $446,063 increase in compensation related costs primarily due to a $348,556 increase in stock based compensation related to the new option grants made in the current year quarter and an increase in accrued bonuses of $112,000, a $59,746 increase in directors and officers insurance premiums and a a $46,250 increase in directors fees due to the payments made to our new directors and the changes in compensation made in the fourth quarter of 2017. We expect general and administrative expenses for the year ending December 31, 2018 to be higher in comparison to the prior year.

	For The Six Months Ended June 30,		Change
	2018	2017	$	%
Operating expenses:
Research and development	$4,513,442	$2,567,414	$1,946,028	76%
General and administrative	2,228,404	1,575,096	653,308	41%
Total operating expenses	$6,741,846	$4,142,510	$2,599,336	63%

Comparison of Six Months Ended June 30, 2018 and 2017

Research and development expenses were $4,513,442 in the six months ended June 30, 2018 compared to $2,567,414 in the prior year period, an increase of $1,946,028, or 76%. The increase in research and development expenses was primarily due to $1,433,551 of costs incurred which related to our clinical activities, an increase of $968,429 in stock-based compensation related new options grants made during the current year period and the revaluation performed at each balance sheet date of the equity granted to consultants. These increases were offset by a decrease of $448,200 in costs related to IND-enabling activities due to the timing of those costs incurred in the prior year quarter.

General and administrative expenses were $2,228,404 in the six months ended June 30, 2018 compared to $1,575,096 in the prior year period, an increase of $653,308, or 41%. The increase was due to a $277,836 increase in compensation related costs primarily due to a $205,785 increase in stock based compensation related to the new option grants made in the current year period, a $118,998 increase in directors and officers insurance premiums and a $101,250 increase in directors fees due to the payments made to our new directors and the changes in compensation made in the fourth quarter of 2017.

Liquidity and Capital Resources

As of June 30, 2018, we had a cash balance of $14,457,939. We maintain our cash in a checking and savings account on deposit with a banking institution in the United States. We also maintain a portfolio of short-term highly liquid securities investing in U.S. Treasury Bills and Notes and Certificate of Deposits. As of June 30, 2018, we had an investments balance of $13,565,076.

As of June 30, 2018, we had working capital and stockholders’ equity of $26,528,615 and $24,041,984, respectively. During the six months ended June 30, 2018, we incurred a net loss of $6,902,698. We have not generated any revenues, have incurred net losses since inception and do not expect to generate revenues in the near term.

Based on current budget assumptions, projected cash burn, and the cash and investments on hand as of June 30, 2018, we believe we have sufficient capital to meet our operating expenses and obligations for the next twelve months from the date of this filing. However, if unanticipated difficulties or circumstances arise we may require additional capital sooner to support our operations. If we are unable to raise additional capital whenever necessary, we may be forced to decelerate or curtail our research and development activities and/or other operations until such time as additional capital becomes available. Such limitation of our activities would allow us to slow our rate of spending and extend our use of cash until additional capital is raised. There can be no assurance that such a plan will be successful. There is no assurance that additional financing will be available when needed or that we will be able to obtain such financing on reasonable terms.

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2018 and 2017 was $4,561,597 and $3,238,860, respectively. The cash used in operations for the six months ended June 30, 2018 was primarily due to our reported net loss of $6,902,698 offset by $1,787,178 in stock-based compensation and the $275,652 increase in accounts payable related to invoices received for our clinical trials. The cash used in operations for the six months ended June 30, 2017 was primarily due to our reported net loss of $4,138,649 and a $286,309 decrease in accrued compensation related to the bonuses accrued at December 31, 2016 and paid in the current year, partially offset by $612,964 in stock-based compensation expense and a $653,716 increase in accounts payable associated with the timing of receipt of vendor invoices received at the end of the quarter.

Cash Flows from Investing Activities

Net cash used in, and provided by, investing activities in the six months ended June 30, 2018 and 2017 was $7,934,328 and $2,328,213, respectively. The cash used in, and provided by, investing activities in both periods was due to the timing of our investments and maturities in certificates of deposit and treasury bills.

Cash Flows from Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2018 and 2017 was $24,130,414 and $2,287,034, respectively. Cash provided by financing activities in the six months ended June 30, 2018 was due to receipt of net proceeds totaling $19,304,054 from the Controlled Equity Offering, $3,902,500 from the issuance of promissory notes and $981,148 from the exercise of warrants and stock options. Net cash provided by financing activities in the six months ended June 30, 2017 was due to the exercise of warrants and stock options, which was partially offset by payment to the Alzheimer’s Drug Discovery Foundation of $102,630, representing the first installment of a note obligation associated with a grant from that organization and $35,154 of deferred offering costs associated with our private placement of common stock and stock purchase warrants completed on July 14, 2017.

Contractual Obligations

We are a party to (i) a lease agreement for laboratory space leased on a month-to month basis that is part of a shared facility in Menlo Park, California, and (ii) a one-year lease agreement for office space in Fairfield, New Jersey which expires in September 2018.

Rent expense was $70,356 and $56,595 for the three months ended June 30, 2018 and 2017, respectively. Rent expense was $140,712 and $111,810 for the six months ended June 30, 2018 and 2017, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company as defined by the rules and regulations of the SEC, we are not required to provide this information.

Item 4.	Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, our management, including the Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sales of Unregistered Securities

Information regarding unregistered sales of equity securities during the quarter-ended June 30, 2018 is furnished with our current report on Form 8-K filed on April 13, 2018.

Use of Proceeds from Registered Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description
10.1	Controlled Equity Offering Sales Agreement, dated June 12, 2018 by and between CohBar, Inc. and Cantor Fitzgerald & Co. (incorporated by reference from Exhibit 10.1 of our Current Report on Form 8-K filed June 12, 2018).
10.2	Second Amendment to Amended and Restated 2011 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 of our Registration Statement on Form S-8 filed July 30, 2018).
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on.

COHBAR, INC.

Date: August 14, 2018	By:	/s/ Jeffrey F. Biunno
Jeffrey F. Biunno
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)