Form 10-Q
period 2018-09-30
CohBar, Inc.
filed 2018-11-14
CIK 1522602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).    Yes  ☑        No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑	Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐        No  ☑

As of November 9, 2018, the registrant had outstanding 42,556,517 shares of common stock.

COHBAR, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2018

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CohBar, Inc.

Condensed Balance Sheets

	As of
	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash	$8,689,514	$2,823,450
Investments	15,534,198	5,629,009
Prepaid expenses and other current assets	238,455	164,274
Total current assets	24,462,167	8,616,733
Property and equipment, net	196,785	176,531
Intangible assets, net	20,502	23,051
Other assets	50,271	46,904
Total assets	$24,729,725	$8,863,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$219,808	$492,015
Accrued liabilities	336,277	249,158
Accrued payroll and other compensation	181,358	503,133
Total current liabilities	737,443	1,244,306
Note payable, net of debt discount and offering costs of $1,096,126 and $0 as of September 30, 2018 and December 31, 2017, respectively	2,806,374	-
Total liabilities	3,543,817	1,244,306

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized 5,000,000 shares; No shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.001 par value, Authorized 75,000,000 shares; Issued and outstanding 42,538,796 shares as of September 30, 2018 and 39,439,505 as of December 31, 2017	42,539	39,440
Additional paid-in capital	56,901,797	31,822,161
Accumulated deficit	(35,758,428)	(24,242,688)
Total stockholders’ equity	21,185,908	7,618,913
Total liabilities and stockholders’ equity	$24,729,725	$8,863,219

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Condensed Statements of Operations

(unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues	$-	$-	$-	$-

Operating expenses:
Research and development	3,435,509	2,316,454	7,948,951	4,883,868
General and administrative	1,061,709	549,505	3,290,113	2,124,601
Total operating expenses	4,497,218	2,865,959	11,239,064	7,008,469
Operating loss	(4,497,218)	(2,865,959)	(11,239,064)	(7,008,469)

Other income (expense):
Interest income	72,810	5,954	91,818	12,359
Interest expense	(78,691)	(1,102)	(153,307)	(3,587)
Amortization of debt discount and offering costs	(109,943)	-	(215,187)	(59)
Total other (expense) income	(115,824)	4,852	(276,676)	8,713
Net loss	$(4,613,042)	$(2,861,107)	$(11,515,740)	$(6,999,756)
Basic and diluted net loss per share	$(0.11)	$(0.07)	$(0.28)	$(0.19)
Weighted average common shares outstanding - basic and diluted	42,478,877	38,809,942	40,815,309	36,829,669

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Statements of Changes in Stockholders’ Equity

(unaudited)

	Nine Month Period ended September 30, 2018
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Capital	Deficit	Equity
Balance, December 31, 2017	39,439,505	$39,440	$31,822,161	$(24,242,688)	$7,618,913
Stock based compensation	-	-	978,708	-	978,708
Exercise of employee stock options	249,309	249	146,189	-	146,438
Exercise of warrants	267,333	267	588,232	-	588,499
Debt Discount on notes	-	-	711,310	-	711,310
Net loss	-	-	-	(3,586,585)	(3,586,585)
Balance, March 31, 2018	39,956,147	39,956	34,246,600	(27,829,273)	6,457,283
Stock based compensation	-	-	808,470	-	808,470
Sale of common stock	2,186,855	2,187	19,397,672	-	19,399,859
Deferred offering costs	-	-	(95,805)	-	(95,805)
Exercise of employee stock options	277,374	277	242,442	-	242,719
Exercise of warrants	6,982	7	3,484	-	3,491
Debt Discount on notes	-	-	542,080	-	542,080
Net loss	-	-	-	(3,316,113)	(3,316,113)
Balance, June 30, 2018	42,427,358	42,427	55,144,943	(31,145,386)	24,041,984
Stock based compensation	-	-	1,613,354	-	1,613,354
Deferred offering costs	-	-	27	-	27
Exercise of employee stock options	36,438	37	57,298	-	57,335
Exercise of warrants	75,000	75	86,175	-	86,250
Net loss	-	-	-	(4,613,042)	(4,613,042)
Balance, September 30, 2018	42,538,796	$42,539	$56,901,797	$(35,758,428)	$21,185,908

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Condensed Statements of Cash Flows

(unaudited)

	For The Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(11,515,740)	$(6,999,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,602	49,502
Stock-based compensation	3,400,532	1,180,835
Amortization of debt discount	206,039	59
Amortization of debt issuance costs	9,148	-
Discount on investments	(15,059)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(74,181)	(2,474)
Accounts payable	(272,207)	472,046
Accrued liabilities	87,119	42,493
Accrued payroll and other compensation	(321,775)	(300,576)
Net cash used in operating activities	(8,442,522)	(5,557,871)

Cash flows from investing activities:
Purchases of property and equipment	(73,046)	(3,259)
Patent costs	1,739	(23,693)
Payment for security deposit	(3,367)	(3,655)
Purchases of investments	(24,873,187)	(16,707,352)
Proceeds from redemptions of investments	14,983,057	14,109,000
Net cash used in investing activities	(9,964,804)	(2,628,959)

Cash flows from financing activities:
Deferred offering costs	-	-
Proceeds from notes payable	3,902,500	-
Debt issuance costs	(57,923)	-
Proceeds from the Controlled Equity Offering, net	19,304,081	-
Proceeds from exercise of warrants	678,240	2,404,993
Repayment of note payable	-	(205,260)
Proceeds from private offering, net	-	5,024,742
Proceeds from exercise of employee stock options	446,492	19,825
Net cash provided by financing activities	24,273,390	7,244,300

Net increase (decrease) in cash	5,866,064	(942,530)
Cash at beginning of period	2,823,450	3,257,458
Cash at end of period	$8,689,514	$2,314,928

Non-cash investing and financing activities:
Warrants issued in connection with note payable	$1,253,390	$-

Supplemental disclosure of cash flow information:
Cash paid:
Income taxes paid	$-	$2,057
Cash paid for interest	$-	$29,007

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

The unaudited interim condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by U.S. GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K (the “2017 Form 10-K”), filed with the SEC on April 2, 2018. The interim unaudited condensed financial statements should be read in conjunction with those audited financial statements included in the 2017 Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any other period.

Note 2 - Liquidity and Management’s Plans

As of September 30, 2018, the Company had working capital and stockholders’ equity of $23,724,724 and $21,185,908, respectively. During the nine months ended September 30, 2018, the Company incurred a net loss of $11,515,740. The Company has not generated any revenues, has incurred net losses since inception and does not expect to generate revenues in the near term.

Based on current budget assumptions, projected cash burn, and the cash and investments on hand as of September 30, 2018, the Company believes that it has sufficient capital to meet its operating expenses and obligations for the next twelve months from the date of this filing. However, if unanticipated difficulties or circumstances arise the Company may require additional capital sooner to support its operations. If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail its research and development activities and/or other operations until such time as additional capital becomes available. Such limitation of the Company’s activities would allow the Company to slow its rate of spending and extend its use of cash until additional capital is raised. There can be no assurance that such a plan will be successful. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain such financing on reasonable terms.

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

Investments

Investments consist of U.S. Treasury Bills and Notes, which are classified as held-to-maturity, and Certificates of Deposit. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. All of the Company’s U.S. Treasury Bills and Certificates of Deposit mature within the next twelve months. Unrealized gains and losses are de minimis to the financial statements. As of September 30, 2018, the carrying value of the Company’s U.S. Treasury Bills approximates their fair value, due to their short-term maturities.

Common Stock Purchase Warrants

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provides the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets, liabilities and equity is required.  The Company’s free-standing derivatives consist of warrants to purchase common stock that were issued in connection with its notes payable and private offering. The Company evaluated these warrants to assess their proper classification using the applicable criteria enumerated under U.S. GAAP and determined that the common stock purchase warrants meet the criteria for equity classification in the accompanying condensed balance sheets as of September 30, 2018 and December 31, 2017.

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

The weighted-average Black-Scholes assumptions are as follows:

	For the Three Months Ended September 30,		For Nine Months Ended September 30,
	2018	2017	2018	2017
Expected life	2 years	5 years	4 years	6 years
Risk free interest rate	2.60%	1.92%	2.63%	1.99%
Expected volatility	83%	81%	82%	80%
Expected dividend yield	0%	0%	0%	0%
Forfeiture rate	0%	0%	0%	0%

As of September 30, 2018, total unrecognized stock option compensation expense is $4,853,804, which will be recognized as those options vest over a period of approximately four years. The amount of future stock option compensation expense could be affected by any future option grants or by any option holders leaving the Company before their grants are fully vested.

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

	As of September 30,
	2018	2017
Options	5,525,834	5,598,497
Warrants	4,964,205	4,569,688
Totals	10,490,039	10,168,185

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which primarily aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees. ASU 2018-07 also clarifies that any share-based payment issued to a customer should be evaluated under ASC 606, Revenue from Contracts with Customers. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted ASU 2018-07 during the three months ended September 30, 2018. The adoption of ASU 2018-07 did not have a material impact on the condensed consolidated financial statements contained herein.

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). These amendments provide clarifications and corrections to certain ASC subtopics including, but not limited to, the following: Income Statement - Reporting Comprehensive Income – Overall (Topic 220-10), Debt - Modifications and Extinguishments (Topic 470-50), Distinguishing Liabilities from Equity – Overall (Topic 480-10), Compensation - Stock Compensation - Income Taxes (Topic 718-740) and Fair Value Measurement – Overall (Topic 820-10). The majority of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2018. The Company is currently evaluating the impact this guidance will have on its condensed consolidated financial statements.

Note 4 - Accrued Liabilities

Accrued liabilities consist of:

	As of	As of
	September 30, 2018	December 31, 2017
Lab services & supplies	$6,913	$11,477
Professional fees	152,307	235,181
Consultant fees	3,750	2,500
Interest	153,307	-
Other	20,000	-
Total accrued liabilities	$336,277	$249,158

Note 5 - Notes Payable

During the nine months ended September 30, 2018, the Company entered into Note and Warrant Purchase Agreements (the “Purchase Agreements”) with certain accredited investors (the “Investors”) pursuant to which the Company issued to the Investors $3,902,500 aggregate principal amount of its 8% Unsecured Promissory Notes due in March 2021 (the “Notes”). The Notes were issued together with warrants to purchase up to an aggregate of 780,500 shares of the Company’s common stock. Notes in the aggregate amount of $532,500 were purchased by officers and directors of the Company. The warrants are exercisable any time prior to March 29, 2021. The Company determined the fair value of the warrants issued using the Black-Scholes pricing model with the following assumptions:

For The Three and
Nine Months Ended September 30, 2018
Expected life	3 years
Risk free interest rate	2.39% - 2.51%
Expected volatility	0%
Expected dividend yield	0%
Forfeiture rate	0%

The aggregate deferred debt discount related to the Notes was $1,253,390. The Company amortized $206,039 of the deferred debt discount during the nine months ended September 30, 2018. The Company also deferred the costs related to the Notes which totaled $57,923 and recorded amortization of $9,148 of that amount during the nine months ended September 30, 2018.

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

Operating Lease

The Company is a party to (i) a lease agreement for laboratory space leased on a month-to month basis that is part of a shared facility in Menlo Park, California, and (ii) a one-year lease agreement for office space in Fairfield, New Jersey which expires in September 2019.

Rent expense was $73,723 and $57,428 for the three months ended September 30, 2018 and 2017, respectively. Rent expense was $214,435 and $169,237 for the nine months ended September 30, 2018 and 2017, respectively.

Note 7 - Controlled Equity Offering

During the nine months ended September 30, 2018, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. as sales agent. The Company issued 2,186,855 shares of its common stock under the Controlled Equity Offering program for proceeds of $19,304,081, net of commissions and professional fees of $95,778.

Note 8 - Stockholders’ Equity

Stock Options

The Company has an incentive stock plan, the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”), and has granted stock options to employees, non-employee directors and consultants from the 2011 Plan. Options granted under the 2011 Plan may be Incentive Stock Options or Non-statutory Stock Options, as determined by the Administrator at the time of grant. On June 19, 2018, the Company’s stockholders approved an amendment to the 2011 Plan to increase the number of shares authorized for issuance under the 2011 Plan to a total of 10,000,000. As of September 30, 2018, there were 3,777,712 shares remaining available for issuance under the 2011 Plan.

During the nine months ended September 30, 2018, the Company granted stock options to employees and non-employee directors to purchase a total of 758,000 shares of the Company’s common stock with grant date prices that ranged between $5.30 to $8.86 per share. The stock options have terms of ten years and are subject to vesting based on continuous service of the awardee over the periods ranging between zero and four years. The stock options have an aggregate grant date fair value of $3,034,559.

Due to the commencement of the clinical study during the quarter ended September 30, 2018, 726,000 stock options the Company granted to its employees in January 2017 met the performance conditions applicable to such options and began vesting. Upon certification of achievement of the performance condition by the compensation committee of the Company’s board of directors on July 18, 2018, 50% of the options became vested. The remaining shares subject to the stock options will vest over a period of 24 months subject to the continuous service of the applicable optionee. The stock options have an exercise price of $2.40 and an aggregate grant date fair value of $2,759,453.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 8 - Stockholders’ Equity (continued)

During the nine months ended September 30, 2018, stock options for the purchase of 563,121 shares were exercised for cash proceeds of $446,242.

The Company recorded stock-based compensation as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$1,188,545	$441,629	$2,299,934	$584,589
General and administrative	424,809	126,242	1,100,598	596,246
Total	$1,613,354	$567,871	$3,400,532	$1,180,835

The following table represents stock option activity for the nine months ended September 30, 2018:

			Weighted Average				Aggregate
	Stock Options		Exercise Price		Fair Value	Contractual	Intrinsic
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Value
Balance – December 31, 2017	5,691,414	3,124,941	$1.16	$0.73	$0.73	6.87	$-
Granted	758,000	-	-	-	-	-	-
Exercised	(563,121)	-	-	-	-	-	-
Cancelled	(360,459)	-	-	-	-	-	-
Balance – September 30, 2018	5,525,834	3,870,451	$2.06	$1.28	$1.28	5.74	$14,150,427

The following table summarizes information on stock options outstanding and exercisable as of September 30, 2018:

		Weighted	Weighted
Exercise	Number	Average Remaining	Average	Number
Price	Outstanding	Contractual Term	Exercise Price	Exercisable

$0.05	52,876	3.51 years	$0.05	52,876
$0.26	915,497	5.53 years	$0.26	915,497
$0.73	1,131,691	6.13 years	$0.73	1,080,621
$1.00	237,124	6.81 years	$1.00	190,457
$1.10	8,000	7.27 years	$1.10	5,083
$1.17	20,772	7.12 years	$1.17	4,522
$1.22	46,874	7.35 years	$1.22	5,207
$1.50	28,000	7.42 years	$1.50	13,833
$1.55	1,132,000	7.44 years	$1.55	707,500
$2.02	85,000	8.86 years	$2.02	52,500
$2.40	915,000	8.34 years	$2.40	540,583
$4.60	200,000	9.19 years	$4.60	37,500
$5.30	275,000	9.49 years	$5.30	120,521
$6.04	278,000	9.64 years	$6.04	131,250
$8.86	200,000	9.69 years	$8.86	12,501
Totals	5,525,834			3,870,451

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 8 - Stockholders’ Equity (continued)

Warrants

During the nine months ended September 30, 2018, warrants to purchase 349,315 shares of the Company’s common stock were exercised for aggregate cash proceeds of $678,240.

			Weighted Average				Aggregate
	Warrants		Exercise Price		Fair Value	Contractual	Intrinsic
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Value
Balance – December 31, 2017	4,533,020	4,517,395	$1.85	$1.85	$1.00	3.21	$-
Granted	780,500	-	-	-	-	-	-
Exercised	(349,315)	-	-	-	-	-	-
Cancelled	-	-	-	-	-	-	-
Balance – September 30, 2018	4,964,205	4,964,205	$2.39	$2.39	$1.14	2.52	$10,325,281

Note 9 - Related Party Transactions

Two of the Company’s directors, Pinchas Cohen and Nir Barzilai, provided consulting, scientific and research and advisory services to the Company pursuant to agreements that provided for annual compensation of $20,000. In addition, each of Drs. Barzilai and Cohen receive a fee for serving on the Company’s Board of Directors. Payments of $15,000 and $10,500 were made to each Director during each of the three months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018 and 2017, payments to each Director totaled $43,334 and $31,500, respectively. As of September 30, 2018, no amounts were owed to either director and the Company has no further payment obligations under the consulting agreements.

Note 10 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date on which the condensed financial statements were issued require adjustment or disclosure in the Company’s condensed financial statements.

Subsequent to September 30, 2018, stock options to purchase 17,721 shares of the Company’s common stock were exercised for aggregate cash proceeds of $32,540.

Subsequent to September 30, 2018, the Company granted stock options to purchase a total of 6,000 shares of the Company’s common stock with a grant date price of $3.92 per share. The stock options have terms of ten years and are subject to vesting based on continuous service of the awardee over a four-year period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). All references to the third quarter and first nine months of 2018 and 2017 are to the three and nine month periods ended September 30, 2018 and 2017, respectively. Unless the context otherwise requires, “CohBar,” “we,” “us” and “our” refer to CohBar, Inc.

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

Our lead MBT candidate for the potential treatment of NASH and obesity is CB4211, a novel optimized analog of our MOTS-c MDP. In July 2018, we announced the initiation of a Phase 1a/1b safety and biomarker study of CB4211. The double-blind, placebo-controlled clinical study, which has been temporarily suspended, as described below, is designed to initially assess the safety, tolerability, and pharmacokinetics of CB4211 following single and multiple-ascending doses in healthy subjects. The final Phase 1b stage of the study, which has not yet started, is designed to assess the safety, tolerability, and activity in obese subjects with non-alcoholic fatty liver diseases (NAFLD). Assessments will include changes in liver fat assessed by MRI-PDFF, body weight, and biomarkers relevant to NASH and obesity.

In November 2018, we announced the temporary suspension of our Phase 1 clinical study of CB4211 to address mild injection site reactions that have been unexpectedly persistent. These injection site reactions, which have been observed in the Phase 1a dose escalation part of the study, are generally seen as painless bumps at the injection site that can be felt under the skin, but in most cases would be otherwise undetectable. We have been monitoring the persistence of these reactions and we now believe, based on the data accumulated to this point, that some of the administered dose of CB4211 remains localized in the tissue at the injection site, thereby causing these bumps to occur. We have a plan to address this issue in and are seeking regulatory feedback with the goal of resuming the clinical dosing of CB4211 as soon as possible, however, we cannot predict with certainty if we will be able to resume the trial and, if so, what impact the suspension will have on the study timeline or the availability of topline data, which is no longer expected in early 2019.

We have financed our operations primarily with proceeds from sales of our equity securities, private placements, and the exercise of outstanding warrants and stock options. Since our inception through September 30, 2018, our operations have been funded with an aggregate of approximately $56.0 million from the issuance of debt and equity instruments.

Since inception, we have incurred significant operating losses. Our net losses were $11,515,740 for the nine months ended September 30, 2018. As of September 30, 2018, we had an accumulated deficit of $35,758,428. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate incurring increasing expenses as we advance CB4211 through the clinic, conduct pre-clinical development of our other research peptides, continue development of our MBTs and seek to expand our intellectual property portfolio.

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

We expense all research and development expenses as incurred. We expect our research and development expenses to increase in the future as we incur the costs of our clinical trial, and continue our efforts to advance our lead MBT candidate program and to discover, evaluate and optimize other MDPs as potential MBT drug candidates.

Our Research Programs

In November 2018, we announced the temporary suspension of our Phase 1a/1b safety and biomarker study of CB4211, our lead MBT candidate program for the treatment of NASH and obesity, to address mild injection site reactions that have been unexpectedly persistent. We have a plan to address this issue in and are seeking regulatory feedback with the goal of resuming the clinical dosing of CB4211 as soon as possible.

We are also engaged in the operation of our platform technology for discovery of new MDPs, as well as investigational research to evaluate the therapeutic potential of certain discovered MDPs, and engineering analogs of certain discovered MDPs to improve their characteristics as potential MBT drug development candidates. Depending on factors of capability, cost, efficiency and intellectual property rights we conduct our research programs independently at our laboratory facility, pursuant to contractual arrangements with CROs or under collaborative arrangements with academic institutions.

The success of our research programs and the timing of those programs and the possible development of a research peptide into a drug candidate is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing or estimated costs of the efforts that will be necessary to complete research and development of a commercial drug. We are also unable to predict when, if ever, we will receive material net cash inflows from our operations. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:

●	establishing an appropriate safety profile with toxicology studies;

●	successfully designing, enrolling and completing clinical trials;

●	receiving marketing approvals from applicable regulatory authorities;

●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;

●	obtaining and enforcing patent and trade secret protection for our product candidates;

●	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;

●	establishing an appropriate risk/benefit profile in man; and

●	maintaining an acceptable safety profile of the products following approval.

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

	For The Three Months Ended September 30,		Change
	2018	2017	$	%
Operating expenses:
Research and development	$3,435,509	$2,316,454	$1,119,055	48%
General and administrative	1,061,709	549,505	512,204	93%
Total operating expenses	$4,497,218	$2,865,959	$1,631,259	57%

Comparison of Three Months Ended September 30, 2018 and 2017

Research and development expenses were $3,435,509 in the three months ended September 30, 2018 compared to $2,316,454 in the prior year period, an increase of $1,119,055. The increase in research and development expenses was primarily due to $1,183,619 of costs incurred which related to our clinical activities and a net increase of $746,916 in stock-based compensation related to the vesting of stock options following achievement in the current year quarter of performance conditions applicable to such options offset by the revaluation performed at each balance sheet date of the equity granted to consultants. These increases were further offset by a decrease of $1,050,301 in costs related to IND-enabling activities due to the timing of those costs incurred in the prior year quarter. We expect research and development expenses to increase in the coming quarters as we continue to advance our lead MBT candidate program, incur the costs of our clinical trial and evaluate and optimize other MDPs as potential MBT drug candidates.

General and administrative expenses were $1,061,709 in the three months ended September 30, 2018 compared to $549,505 in the prior year period, an increase of $512,204. The increase was due to a $298,567 increase in stock based compensation reflecting vesting of stock options upon achievement of an applicable performance condition in the current year quarter and the costs associated with the new grants made since the prior year period offset by the revaluation performed at each balance sheet date of the equity granted to consultants, an $81,250 increase in directors fees due to the payments made to our new directors and the changes in compensation made in the fourth quarter of 2017 and a $65,673 increase in directors and officers insurance premiums. We expect general and administrative expenses to be higher in the coming quarters in comparison to the prior year.

	For The Nine Months Ended September 30,		Change
	2018	2017	$	%
Operating expenses:
Research and development	$7,948,951	$4,883,868	$3,065,083	63%
General and administrative	3,290,113	2,124,601	1,165,512	55%
Total operating expenses	$11,239,064	$7,008,469	$4,230,595	60%

Comparison of Nine Months Ended September 30, 2018 and 2017

Research and development expenses were $7,948,951 in the nine months ended September 30, 2018 compared to $4,883,868 in the prior year period, an increase of $3,065,083. The increase in research and development expenses was primarily due to $2,617,170 of costs incurred for our clinical activities and an increase of $1,715,345 in stock-based compensation related to the vesting of stock options following achievement in the current year quarter of performance conditions applicable to such options and the costs associated with the new grants made during the current year period. These increases were offset by a decrease of $1,228,839 in costs related to IND-enabling activities due to the timing of those costs incurred in the prior year period.

General and administrative expenses were $3,290,113 in the nine months ended September 30, 2018 compared to $2,124,601 in the prior year period, an increase of $1,165,512. The increase was due to a $504,352 increase in stock based compensation reflecting vesting of stock options upon achievement of an applicable performance condition in the current year quarter and the costs associated with the new grants made during the current year period, a $182,500 increase in directors fees due to the payments made to our new directors and the changes in compensation made in the fourth quarter of 2017 and a $190,758 increase in directors and officers insurance premiums.

Liquidity and Capital Resources

As of September 30, 2018, we had a cash balance of $8,689,514. We maintain our cash in a checking and savings account on deposit with a banking institution in the United States. We also maintain a portfolio of short-term highly liquid securities investing in U.S. Treasury Bills and Notes and Certificate of Deposits. As of September 30, 2018, we had an investments balance of $15,534,198.

As of September 30, 2018, we had working capital and stockholders’ equity of $23,724,724 and $21,185,908, respectively. During the nine months ended September 30, 2018, we incurred a net loss of $11,515,740. We have not generated any revenues, have incurred net losses since inception and do not expect to generate revenues in the near term.

Based on current budget assumptions, projected cash burn, and the cash and investments on hand as of September 30, 2018, we believe we have sufficient capital to meet our operating expenses and obligations for the next twelve months from the date of this filing. However, if unanticipated difficulties or circumstances arise we may require additional capital sooner to support our operations. If we are unable to raise additional capital whenever necessary, we may be forced to decelerate or curtail our research and development activities and/or other operations until such time as additional capital becomes available. Such limitation of our activities would allow us to slow our rate of spending and extend our use of cash until additional capital is raised. There can be no assurance that such a plan will be successful. There is no assurance that additional financing will be available when needed or that we will be able to obtain such financing on reasonable terms.

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2018 and 2017 was $8,442,522 and $5,557,871, respectively. The cash used in operations for the nine months ended September 30, 2018 was primarily due to our net loss of $11,515,740 and the $321,775 decrease in accrued payroll and other compensation primarily related to the payment of bonuses accrued at the end of the prior year, offset by $3,400,532 in stock based compensation expense. The cash used in operations for the nine months ended September 30, 2017 was primarily due to our reported net loss of $6,999,756, partially offset by $1,180,835 in stock based compensation expense and an increase of $472,046 in accounts payable due to the timing of invoices received during the quarter.

Cash Flows from Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2018 and 2017 was $9,964,804 and $2,628,959, respectively. The cash used in investing activities in both periods was primarily due to the timing of our investments and maturities in certificates of deposit and treasury bills.

Cash Flows from Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2018 and 2017 was $24,273,390 and $7,244,300, respectively. Cash provided by financing activities in the nine months ended September 30, 2018 was due to the receipt of net proceeds totaling $19,304,081 from the Controlled Equity Offering, $3,902,500 from the issuance of promissory notes and $1,124,732 from the exercise of warrants and stock options offset by $57,923 of debt issuance costs related to the promissory notes. Net cash provided by financing activities in the nine months ended September 30, 2017 was primarily due to $5,024,742 in net proceeds received in the private offering we completed during the three months ended September 30, 2017 and the exercise of warrants and employee stock options, which was offset by the repayment of a debt obligation to the Alzheimer’s Drug Discovery Foundation of $205,260.

Contractual Obligations

We are a party to (i) a lease agreement for laboratory space leased on a month-to month basis that is part of a shared facility in Menlo Park, California, and (ii) a one-year lease agreement for office space in Fairfield, New Jersey which expires in September 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CohBar operates in an environment that involves a number of risks and uncertainties. The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties that presently are not considered material or are not known to us, and therefore are not mentioned herein, may impair our business operations. If any of the risks described below actually occur, our business, operating results and financial position could be adversely affected.

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

We have generated substantial accumulated losses of since our inception. We have not generated any revenues from our operations to date and do not expect to generate any revenue in the near future. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future.

Until we can generate significant revenues, if ever, we expect to satisfy our future cash needs through equity or debt financing. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations. In the event we are not able to continue operations investors will likely suffer a complete loss of their investments in our securities.

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

We are an early-stage company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying MDPs for further research, developing our intellectual property portfolio, performing research on identified MDPs and advancing our lead MBT candidate into clinical studies. We have not generated any revenues to date. All of our MBTs are in the concept or research stage. Moreover, we cannot be certain that our research and development efforts will be successful or, if successful, that our MBTs will ever be approved by the FDA. Typically, it takes 10-12 years to develop one new medicine from the time it is discovered to when it is available for treating patients and longer timeframes are not uncommon. Even if approved, our products may not generate commercial revenues. We have no relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of potential drug candidates either in research, pre-clinical testing or in clinical trials, failure to establish business relationships and competitive disadvantages against other companies. If we fail to become profitable, we may be forced to suspend or cease operations.

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

Moreover, success in research, pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and non-clinical testing. The clinical trial process may fail to demonstrate that our potential drug candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a drug candidate and may delay development of other potential drug candidates. Any delay in, or termination of, our non-clinical testing or clinical trials will delay the filing of an investigational new drug application and new drug application with the United States Food and Drug Administration (FDA) or the equivalent applications with pharmaceutical regulatory authorities outside the United States and, ultimately, our ability to commercialize our potential drugs and generate product revenues. In addition, we expect that our early clinical trials will involve small patient populations. Because of the small sample size, the results of these early clinical trials may not be indicative of future results.

If our current and any future clinical trials are delayed, suspended or terminated, we may be unable to develop our product candidates on a timely basis, which would adversely affect our ability to obtain regulatory approvals, increase our development costs and delay or prevent commercialization of any approved products.

We cannot predict whether we will encounter problems with our ongoing, planned or any future clinical trials that will cause regulatory agencies, institutional review boards, or us to suspend or delay a trial. For example, in November, 2018, we announced the temporary suspension of the Phase1 clinical the trial for CB4211, our lead MBT candidate, in order to address injection site reactions that have been unexpectedly persistent and we cannot provide any assurance that we will be able to resume the trial in a timely manner, or at all. Clinical trials and clinical data collection protocols can be delayed for a variety of reasons, including:

●	the occurrence of unacceptable drug-related side effects or adverse events experienced by participants in our clinical trials;

●	discussions with the FDA regarding the scope or design of our clinical trials and clinical data collection protocols;

●	delays or the inability to obtain required approvals from institutional review boards or other responsible entities at clinical sites selected for participation in our existing or future clinical trials;

●	adverse findings in clinical or nonclinical studies related to the safety of our product candidates in humans;

●	the amendment of clinical trial or data collection protocols to reflect changes in regulatory requirements and guidance or other reasons as well as subsequent re-examination of amendments of clinical trial or data collection protocols by institutional review boards or other responsible bodies; and

●	the need to repeat or conduct additional clinical trials as a result of inconclusive or negative results, failure to replicate positive early clinical data in subsequent clinical trials, failure to deliver an efficacious dose of a product candidate, poorly executed testing, a failure of a clinical site to adhere to the clinical protocol, an unacceptable study design or other problems.

In addition, a clinical trial or development program may be suspended or terminated by us, institutional review boards, the FDA or other responsible bodies due to a number of factors, including:

●	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

●	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

●	inability to resume a suspended trial in a timely manner (which we cannot predict with certainty), if at all;

●	unforeseen safety issues or any determination that a trial presents unacceptable health risks;

●	inability to deliver an efficacious dose of a product candidate; or

●	lack of adequate funding to continue the clinical trial.

If the results of our clinical trials are not available when we expect or if we encounter any delay in the analysis of data from our clinical trials, we may be unable to conduct additional clinical trials on the schedule we anticipate. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Any delays in completing a clinical trial could increase our development costs, delay or prevent the availability of topline data expected to be available from the trial, delay our product development and regulatory submission process or make it difficult to raise additional capital.

We may seek to establish development and commercialization collaborations, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

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

All of our potential drug candidates will require extensive additional research and development, including pre-clinical testing and clinical trials, as well as regulatory approvals, before we can market them. We cannot predict if or when any potential drug candidate we intend to develop will be approved for marketing. There are many reasons that we may fail in our efforts to develop our potential drug candidates. These include:

●	the possibility that pre-clinical testing or clinical trials may show that our potential drugs are ineffective and/or cause harmful side effects or toxicities;

●	our potential drugs may prove to be too expensive to manufacture or administer to patients;

●	our potential drugs may fail to receive necessary regulatory approvals from the FDA or foreign regulatory authorities in a timely manner, or at all;

●	even if our potential drugs are approved, we may not be able to produce them in commercial quantities or at reasonable costs;

●	even if our potential drugs are approved, they may not achieve commercial acceptance;

●	regulatory or governmental authorities may apply restrictions to any of our potential drugs, which could adversely affect their commercial success; and

●	the proprietary rights of other parties may prevent us or our potential collaborative partners from marketing our potential drugs.

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

We currently rely, and expect to continue to rely, on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our drug candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

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

We are highly dependent on our founders, Dr. Pinchas Cohen and Dr. Nir Barzilai, and the other principal members of our management and scientific teams. Drs. Cohen and Barzilai are members of our board of directors and provide oversight and guidance on scientific, research and development topics in that capacity. Other members of our key management and scientific teams, including our Chief Scientific Officer, Dr. Kenneth Cundy, are employed “at will,” meaning we or they may terminate the employment relationship at any time. Our consultants and advisors, including our founders, may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. In addition, we rely on other consultants and advisors from time to time, including drug discovery and development advisors, to assist us in formulating our research and development strategy. Agreements with these advisors typically may be terminated by either party, for any reason, on relatively short notice. We do not maintain “key person” insurance for any of the key members of our team. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

As of November 9, 2018, our executive officers and directors own, as a group, approximately 33.0% of the outstanding shares of our common stock. Additionally, our executive officers and directors own, as a group, options and warrants exercisable for approximately 11.9% of our outstanding common stock, assuming exercise of such options and warrants. As a result, our management could exert significant influence over matters requiring stockholder approval, including the election of our board of directors, the approval of mergers and other extraordinary transactions, as well as the terms of any of these transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could in turn have an adverse effect on the fair market value of our company and our common stock. These actions may be taken even if they are opposed by our other stockholders.

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

Additionally, the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Nasdaq Capital Market require us to implement particular corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Among other things, we are subject to rules regarding the independence of the members of our board of directors and committees of the board and their experience in finance and accounting matters and certain of our executive officers are required to provide certifications in connection with our quarterly and annual reports filed with the SEC. The perceived personal risk associated with these rules may deter qualified individuals from accepting these positions. Accordingly, we may be unable to attract and retain qualified officers and directors. If we are unable to attract and retain qualified officers and directors, our business and our ability to maintain the listing of our shares of common stock on the Nasdaq or another stock exchange could be adversely affected.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

On September 6, 2018, we issued 75,000 shares of common stock upon the exercise of a common stock purchase warrant at an exercise price of $1.15 per share. The issuance of our common stock upon the exercise of the warrant was exempt from registration under the Securities Act of 1933, as amended, pursuant to the exemption provided Section 4(a)(2) thereunder.

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

COHBAR, INC.

Date: November 14, 2018	By:	/s/ Jeffrey F. Biunno
Jeffrey F. Biunno
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)