Form 10-K
period 2018-12-31
CohBar, Inc.
filed 2019-03-18
CIK 1522602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2018) was $185,989,359, based upon the last price of the Registrant's common stock as reported on the Nasdaq Capital Market on such date. As of March 13, 2019, the registrant had outstanding 42,678,466 shares of common stock.

Documents Incorporated by Reference

The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for its 2019 Annual Meeting of Shareholders.

COHBAR, INC.

2018 FORM 10-K ANNUAL REPORT

PART I

Forward-Looking Statements

This report, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on our current expectations, estimates, forecasts, and projections about our business, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “may”, “will”, “should”, “could”, “anticipate”, “believe”, “expect”, “intend”, “plan”, “potential”, “continue” and similar expressions are intended to identify these forward-looking statements. Examples of such forward-looking statements include:

●	statements regarding anticipated outcomes of our research into mitochondrial-derived peptides (MDPs), and pre-clinical studies and clinical trials for our mitochondria based therapeutics (MBTs);

●	expectations regarding the future market for any drug we may develop;

●	statements regarding the anticipated therapeutic properties of our MBT drug development candidates;

●	expectations regarding our ability to effectively protect our intellectual property; and

●	expectations regarding our ability to attract and retain qualified employees and key personnel.

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

Item 1. Business

OVERVIEW

CohBar, Inc. (“CohBar,” “we,” “us,” “our,” “its” or the “Company”) is a clinical stage biotechnology company and a leader in the research and development of mitochondria based therapeutics (MBTs), an emerging class of drugs with the potential to treat a wide range of diseases associated with aging and metabolic dysfunction, including non-alcoholic steatohepatitis (NASH), obesity, type 2 diabetes mellitus (T2D), cancer, atherosclerosis, cardiovascular disease and neurodegenerative diseases such as Alzheimer’s disease.

MBTs originate from almost two decades of research by our founders, resulting in their discovery of a novel group of mitochondrial-derived peptides (MDPs) encoded within the mitochondrial genome. Some of these naturally occurring MDPs and their analogs have demonstrated a range of biological activity and therapeutic potential in research models across multiple diseases associated with aging.

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

Our lead MBT candidate for the potential treatment of NASH and obesity is CB4211, a novel optimized analog of the MOTS-c MDP. In July 2018, we announced the initiation of a Phase 1a/1b clinical study of CB4211. The double-blind, placebo-controlled clinical study, which has been temporarily suspended, as described below, is designed to initially assess the safety, tolerability, and pharmacokinetics of CB4211 following single and multiple-ascending doses in healthy subjects. The final Phase 1b stage of the study, which has not yet started, is designed to assess the safety, tolerability, and activity of CB4211 in obese subjects with non-alcoholic fatty liver diseases (NAFLD). Assessments will include changes in liver fat assessed by MRI-PDFF, body weight, and biomarkers relevant to NASH and obesity.

In November 2018, we announced the temporary suspension of our Phase 1 clinical study of CB4211 to address mild injection site reactions that were unexpectedly persistent. These injection site reactions, which have been observed in the Phase 1a dose escalation part of the study, were generally seen as painless bumps at the injection site that can be felt under the skin, but in most cases would be otherwise undetectable. We believe, based on the data accumulated to this point, that some of the administered dose of CB4211 remains localized in the tissue at the injection site, thereby causing these bumps to occur. We are seeking regulatory feedback for our plan to address this issue, with the goal of resuming the clinical dosing of CB4211 as soon as possible. However, we cannot predict with certainty if we will be able to resume the trial, and, if so, what impact the suspension will have on the study timeline or the availability of topline data, which was previously expected in early 2019.

In addition to the original discovery by our founders of MOTS-c and other CohBar licensed peptides, CohBar’s scientific team has discovered over 100 additional MDPs that have demonstrated a range of biological activities and therapeutic potential and filed more than 65 provisional patent applications that cover these peptides and their analogs. Our ongoing research and development activities focus on identifying and advancing novel improved MDP analogs that have the greatest therapeutic and commercial potential for development into drugs.

Our scientific team includes the expertise of our founders, Dr. Pinchas Cohen, Dean of the Davis School of Gerontology at the University of Southern California, and Dr. Nir Barzilai, Professor of Medicine and Genetics and Director of the Institute for Aging Research at the Albert Einstein College of Medicine, and is augmented by our co-founders, Dr. David Sinclair, Professor of Genetics at Harvard Medical School, and Dr. John Amatruda, former Senior Vice President and Franchise Head for Diabetes and Obesity at Merck Research Laboratories. Our research and development efforts are conducted under the leadership of our Chief Scientific Officer, Dr. Kenneth Cundy, former Chief Scientific Officer at Xenoport, Inc. and Senior Director of Biopharmaceutics at Gilead Sciences, Inc. Dr. Cundy is the co-inventor of several approved drugs, including tenofovir, an antiretroviral drug that is marketed globally in various combinations with other drugs for the treatment of HIV infection (Atripla®, Viread®, Complera®, Stribild®, Truvada®), gabapentin enacarbil (Horizant®) for the treatment of RLS and post-herpetic neuralgia, and Nanocrystal® technology, employed in several other approved drugs.

We are the exclusive licensee from the Regents of the University of California and the Albert Einstein College of Medicine of six issued U.S. patents, four U.S. patent applications and several related international patent applications in various jurisdictions. Our licensed patents and patent applications include claims that are directed to compositions comprising MDPs and their analogs and/or methods of their use in the treatment of indicated diseases. We have also filed a non-provisional patent application under the international patent cooperation treaty (PCT) and more than 65 provisional patent applications with claims directed to both compositions comprising and methods of using our novel proprietary MDPs and their analogs.

We believe that the proprietary capabilities of our technology platform combined with our scientific expertise and intellectual property portfolio provides a competitive advantage in our mission to treat age-related diseases and extend healthy life spans through the advancement of MBTs as a new class of transformative drugs.

We were formed as a limited liability company in the state of Delaware in 2007, and converted to a Delaware corporation in 2009. We completed our initial public offering of common stock in January 2015 and our common stock is listed for trading on the Nasdaq Capital Market (CWBR).

Our corporate headquarters and laboratory are located in Menlo Park, California.

BUSINESS STRATEGY

Our strategic objective is to secure, maintain and exploit a leading scientific, commercial and intellectual property position in the arena of mitochondria based therapeutics, with best-in-class treatments for diseases associated with aging and metabolic dysfunction. The key elements of our strategy include:

●	Advancing CB4211 through clinical trials;

●	utilizing our proprietary technology platform to continue identifying, assessing and optimizing new analogs of biologically active MDPs and advancing research and development on those MBT candidates with the greatest therapeutic and commercial potential;

●	developing strategic partnerships with leading pharmaceutical companies and other organizations to advance our research programs and future development and commercialization efforts;

●	raising capital to fund our operations, research and clinical development programs;

●	minimizing operating costs and related funding requirements for our research and development activities through careful program management and cost-efficient relationships with academic partners, consultants and contract research organizations (CROs);

●	continuing to optimize our intellectual property portfolio to capture all novel therapeutically relevant peptides encoded within the mitochondrial genome and improved analogs; and

●	increasing awareness and recognition of our team, assets, capabilities and opportunities within the investment and scientific communities.

OUR PIPELINE

Our research efforts are focused on identifying, assessing and optimizing new analogs of biologically active MDPs and advancing those candidates with the greatest therapeutic and commercial potential. Our pipeline includes a number of novel peptide analogs of MDPs in different stages of research evaluation as potential MBTs, and one MBT currently in clinical development.

CB4211

In July 2018, we announced the initiation of a Phase 1a/1b clinical study of CB4211, a novel, optimized analog of the MOTS-c MDP, and our first lead MBT candidate, with potential treatment of NASH and obesity. The double-blind, placebo-controlled clinical study is designed to initially assess the safety, tolerability, and pharmacokinetics of CB4211 following single and multiple-ascending doses in healthy subjects. The final Phase 1b stage of the study will be an assessment of safety, tolerability, and activity in obese subjects with non-alcoholic fatty liver diseases (NAFLD). Assessments will include changes in liver fat assessed by MRI-PDFF, body weight, and biomarkers relevant to NASH and obesity.

In November 2018, we announced the temporary suspension of our Phase 1 clinical study of CB4211 to address mild injection site reactions that were unexpectedly persistent. These injection site reactions, which were observed in the Phase 1a dose escalation part of the study, were generally seen as painless bumps at the injection site that can be felt under the skin, but in most cases would be otherwise undetectable. We believe, based on the data accumulated to this point, that some of the administered dose of CB4211 remained localized in the tissue at the injection site, thereby causing these bumps to occur. We are seeking regulatory feedback for our plan to address this issue, with the goal of resuming the clinical dosing of CB4211 as soon as possible. However, we cannot predict with certainty if we will be able to resume the trial, and, if so, how the suspension will affect the study timeline or the availability of topline data, which was previously expected in early 2019.

CB4211 is our novel, optimized analog of MOTS-c, a naturally occurring mitochondrial peptide discovered by our founders and their academic collaborators in 2012. Their research in cell-based assays and animal models indicated that MOTS-c plays a significant role in the regulation of metabolism. Certain of the original MOTS-c studies were published in an article entitled “The Mitochondrial-Derived Peptide, MOTS-c, Promotes Metabolic Homeostasis and Reduces Obesity and Insulin Resistance,” which appeared in the March 3, 2015 edition of the journal Cell Metabolism.

In animal models, CB4211 demonstrated significant therapeutic potential for the treatment of NASH, showing improvements in triglyceride levels, as well as favorable effects on liver enzyme markers associated with NAFLD and NASH. CB4211 also demonstrated significant therapeutic potential for the treatment of obesity, demonstrating significantly greater weight loss together with more selective reduction of fat mass versus lean mass in head-to-head comparison to a market-leading obesity drug in diet induced obese (DIO) mice. The therapeutic effects of CB4211 have been further evaluated in the well-established STAM™ mouse model of NASH. In this model, treatment with CB4211 resulted in a significant reduction of the non-alcoholic fatty liver disease activity score, or NAS, a composite measure of steatosis (fat accumulation), inflammation and hepatocyte ballooning (cellular injury). Data from these studies were presented at the American Association for the Study of Liver Disease (AASLD) 2017 Liver Meeting® in October, 2017.

In addition to the therapeutic potential indicated by the pre-clinical research models described above, data were presented at the 2018 American Diabetes Association meeting providing in vitro evidence that CB4211 inhibits adipocyte lipolysis, a process that is foundational in the development of liver steatosis, through an insulin-dependent mechanism. These data provide a potential mechanistic explanation for previous observations in vivo, including efficacy of CB4211 in animal models of NASH, and anti-steatotic effects on livers of mice on a high fat diet, where a corresponding reduction in circulating fat and biomarkers of liver damage was also observed. The activity of CB4211 appears to involve sensitizing insulin action on the insulin receptor.

Research Programs

Our R&D pipeline also includes a large number of additional MDPs discovered by CohBar, as well as several MDPs previously discovered by CohBar’s founders, as further described below. Our research activities are focused on identifying, optimizing, and prioritizing MDP analogs for development as potential MBTs. Our criteria includes examining MDP analogs with the greatest commercial and therapeutic potential, the most suitable development and clinical resources, and the broadest intellectual property protection and exploitation opportunities.

CohBar Discovered MDPs and Analogs: Our internal discovery efforts have resulted in the identification of more than 100 previously unidentified peptides encoded within the mitochondrial genome. These MDPs and their analogs have demonstrated various degrees of biological activity in cell based and/or animal models relevant to a wide range of diseases, such as NASH, obesity, T2D, cancer, cardiovascular disease and neurodegenerative diseases. Our research efforts have further identified and focused on certain of these MDPs and their analogs that have demonstrated therapeutic potential for treating indications related to those diseases.

SHLP Analogs: Our founders and their academic collaborators discovered several MDPs encoded within the mitochondrial genome; we refer to these as small humanin-like peptides, or SHLPs. In cancer treatment models in cell culture and in mice, SHLP-6 demonstrated suppression of cancer progression via mechanisms involving both suppression of tumor angiogenesis (blood vessel development) and induction of apoptosis (cancer cell death). There is also research evidence to suggest that SHLP-2 has protective effects against neuronal toxicity. Certain of the SHLP studies were published in a research paper entitled “Naturally occurring mitochondrial-derived peptides are age-dependent regulators of apoptosis, insulin sensitivity, and inflammatory markers.”

Humanin Analogs: Our founders and others have demonstrated the protective effects of the humanin MDP in various animal models of age-related diseases, including Alzheimer’s disease, atherosclerosis, myocardial and cerebral ischemia and T2D. Humanin levels in humans have been shown to decline with age, and elevated levels of humanin together with lower incidence of age-related diseases have been observed in centenarians as well as their offspring.

All of our pipeline MDPs, except for CB4211, our clinical candidate, are in various stages of research. There is no guarantee that any additional MDP analog will be advanced to clinical development, or that the activity demonstrated in pre-clinical research models will be shown in human testing.

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

We use a broad range of proprietary activity screens to assess the therapeutic potential of our novel peptides and to prioritize our development opportunities. Some of our novel peptides have demonstrated promising biological effects in a variety of in vitro and/or in vivo models of age-related diseases. We are prioritizing our novel peptides by assessing their activity in a variety of areas such as metabolic regulation, oxidative stress, cellular energy levels, cell proliferation, cell death, cellular protection, carbohydrate metabolism, lipid metabolism, body weight, regulation of body fat, insulin sensitivity, regulation of glucose, glucose tolerance, and liver function.

Disease Focus

Our research and development focuses on diseases associated with aging and metabolic dysfunction. Our research to date suggests multiple potential therapeutic indications for some of our pipeline MDPs. While we believe our current and any future MBT drug candidates we identify would be advanced against one of the following diseases as a primary indication, it is possible that we may determine to advance a drug candidate for treatment of a different disease as a primary indication. We may determine to advance any future drug candidate against an alternative primary disease indication if, for example, additional data suggests greater therapeutic potential for the drug candidate against the alternative indication, or we determine that the development, approval or commercialization pathway may be more favorable for a drug candidate targeted against the alternative indication.

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

Cancer – Cancer is a generic term for a large group of diseases that can affect any part of the body. One defining feature of cancer is the rapid creation of abnormal cells that grow beyond their usual boundaries, and which can then invade adjoining parts of the body and spread to other organs. This process is referred to as metastasis. Metastases are a major cause of death from cancer. Cancer is a leading cause of death worldwide. Cancer treatments such as chemotherapy, hormone therapy and other treatments are used to destroy cancer cells. The goal of cancer drugs is to cure the disease or, when a cure is not possible, to prolong life or improve quality of life for patients with incurable cancer.

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

COMPETITION

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our scientific knowledge, technology, and development experience provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies, and public and private research institutions. Many of our competitors may have significantly greater financial resources and capabilities for research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do.

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

If a CohBar MBT is developed and approved for treatment of patients with obesity it may compete with products currently approved for obesity, such as Saxenda, Belviq, Contrave and Qsymia, and investigational therapies that are currently being studied for the treatment of obesity, such as CB1-receptor-antagonists, 5-HT receptor agonists, SGLT-2 antagonist, GLP-1 agonists, Adenylate Cyclase 3 activators and generic drugs.

If a CohBar MBT is developed and approved for treatment of patients with NASH, it may compete with several investigational therapies that are currently being studied for the treatment of NAFLD/NASH including, for example, FXR activators, PXR activators, ACC1/2 inhibitors, PPAR-α, -γ and -δ activators, SREBP2/MIR-33a inhibitors, DGAT1 or 2 inhibitors, CCR2/5 antagonists, TRbeta agonists and CXCR3 antagonists.

If a CohBar MBT is developed and approved for treatment of patients with T2D, it would compete with several classes of drugs for T2D that are approved to improve glucose control, including sulfonylureas, glinides, PPAR gamma agonists, biguanides, alpha glucosidase inhibitors, DPP IV inhibitors, GLP1 agonists, SGLT2 inhibitors, bromocriptine and insulin. Insulin sensitizing agents approved to treat T2D are the PPAR gamma agonists pioglitazone and rosiglitazone. Some of these agents are not generic, are oral once-daily pills and are effective in lowering glucose and A1C. Metformin is also sometimes called an insulin sensitizer. It is available as a generic and comes in a once-daily formulation. Drugs approved for obesity may also be used to treat T2D. In addition, there are several investigational drugs being studied to treat T2D and if these investigational therapies were approved they would also compete with an MBT developed and approved for T2D.

If a CohBar MBT is developed and approved for the treatment of patients with cancer, it would compete with all approved therapies for the cancer it is approved to treat. Since the specific cancer that these investigational therapies might be approved to treat is unknown, they would theoretically compete with any pharmaceutical agent that is approved to treat cancer. In addition, there are several investigational drugs being studied to treat cancer, and if these investigational therapies were approved, they would also compete with an MBT developed and approved for the treatment of cancer.

If a CohBar MBT is developed and approved for the treatment of patients with Alzheimer’s disease or other neurodegenerative diseases, it would compete with all approved therapies to treat Alzheimer’s disease including donepezil (Aricept), galantamine (Razadyne), memantine (Namenda), rivastigmine (Exelon) and tacrine (Cognex). In addition, there are several investigational drugs being studied to treat Alzheimer’s and other neurodegenerative diseases that, if approved, would also compete with an MBT developed and approved for the treatment of Alzheimer’s and other neurodegenerative diseases.

FINANCING

Our business strategy and plans for research and development of our MDPs and MBT candidates includes periodic infusion of new capital to our Company. We may seek to obtain funding for our business through partnership agreements with pharmaceutical and biotechnology companies or through the issuance and sale of debt or equity securities in capital raising transactions.

EMPLOYEES

As of March 13, 2019, we had 12 employees, eleven full-time and one part-time. In addition to our employees, our founders consult directly with our employees and scientific staff from time to time to advance our research programs. Our founders provide advisory services in the areas of peptide research, genetics, aging and age-related diseases, drug discovery, development and commercialization, and other areas relevant to our business. Additionally, from time to time we engage other subject-matter experts on a consulting basis in specific areas of our research and development efforts. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

RESEARCH AND DEVELOPMENT

Research and development activities are central to our business model. Our research programs include activities related to discovery of novel MDPs, investigational research to evaluate the potential therapeutic effects of certain discovered MDPs in research and pre-clinical studies and engineering novel, improved analogs of certain discovered MDPs with characteristics suitable for further development as potential MBT drug candidates and advancing our identified MBT candidate through clinical studies. Depending on factors of capability, cost, efficiency and intellectual property rights we conduct our research programs independently at our laboratory facility, pursuant to contractual arrangements with CROs or under collaborative arrangements with academic institutions. Research and development expenses for the years ended December 31, 2018 and 2017 were $10,034,613 and $6,675,080, respectively.

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

Our intellectual property and patent strategy is focused on our MDPs, their analogs and our MBT candidates. Our strategy is generally to seek patent protection in the United States and, where applicable, in those international jurisdictions we identify as holding significant potential market opportunity for any drug we may develop and in which patent protection is available. We also rely on trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position. With respect to new biologically active MDPs that we identify within the mitochondrial genome we typically file provisional patent applications and seek composition-of-matter and method-of-treatment patents for our MDPs, their analogs, and prospective MBTs based on research and pre-clinical evaluation of therapeutic potential. We intend to file non-provisional patent applications for those MDPs and analogs within our pipeline based on further assessment of their therapeutic and commercial potential, as well as strategic and competitive considerations. We believe that the opportunity to engineer analogs or create combination therapies will afford us the opportunity to strengthen IP protection for our drug development candidates as they advance through our development pipeline and to broaden our IP protection internationally.

We are the exclusive worldwide licensee from the UC Regents of six issued patents, that will expire starting in 2028, along with twelve pending patent applications. Additionally, CohBar has filed a PCT patent application with claims directed to both composition-of-matter and methods-of-use of novel proprietary MDP analogs.

A summary of our licensed, non-provisional patents and patent applications as they relate to specific MDPs and their analogs appears below:

Therapeutic Activities / Method of Use Claims
	Granted/ Filed	Composition Claims	Type 1 Diabetes	Type 2 Diabetes	Obesity	Fatty Liver	Cancer	Alzheimer’s	Atherosclerosis
MOTS-c	Two Granted/ Ten Filed	✓	✓	✓	✓	✓	✓

MOTS-c Analogs	Two Filed	✓	✓	✓	✓	✓	✓	✓	✓

SHLP-6	Filed	✓					✓

SHLP-2	Granted	✓

Humanin and Humanin Analogs	Three Granted One Filed	✓	✓						✓

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

The patent positions for our research peptides are described below:

MOTS-c Patent Coverage

We are the exclusive licensee from the Regents of the University of California (the “Regents”) to intellectual property rights related to MOTS-c, including U.S. Patent No. 10,064,914, issued on September 4, 2018, two patent applications filed in the United States (U.S. Application No. 14/213,617 and U.S. Divisional Application No. 16/113,996) and corresponding foreign applications filed in multiple countries and regions. These applications include composition of matter claims directed to MOTS-c and certain analogs of MOTS-c, as well as methods of use claims for MOTS-c or certain analogs of MOTS-c as a treatment for type 1 diabetes, type 2 diabetes, fatty liver, obesity and cancer.

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

CohBar Identified MDPs and Analog Coverage

CohBar has also filed more than 65 provisional patent applications that cover CohBar-identified MDPs and their novel, improved analogs, including claims directed to composition-of-matter and methods-of-use. Provisional patent applications are not publicly available and information regarding the specific MDPs and analogs identified in the provisional applications, and related claims, are held confidential. We intend to file non-provisional patent applications for those MDPs and analogs within our pipeline based on further assessment of their therapeutic and commercial potential, as well as strategic and competitive considerations.

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

Humanin and SHLPs Exclusive License

On November 30, 2011, we entered into an exclusive license agreement with the Regents and the Albert Einstein College of Medicine at Yeshiva University to obtain worldwide, exclusive rights under patent filings and other intellectual property rights in inventions developed by Drs. Cohen and Barzilai and their academic collaborators. The intellectual property subject to the agreement includes six issued and twelve pending U.S. patents including composition claims directed to humanin analogs, SHLP-2 and SHLP-6 and methods of use claims directed to humanin, humanin analogs and SHLP-6. See “Humanin and Humanin Analogs Patent Coverage” and “SHLP-2 and SHLP-6 Patent Coverage”.

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

Under the agreement, the license rights granted to us are subject to any rights the U.S. Government may have in such licensed rights due to its sponsorship of research that led to the creation of the licensed rights. The agreement terminates upon the expiration of the last valid claim of the licensed patent rights. We may terminate the agreement at any time by giving the Regents advance written notice. The agreement may be modified or terminated on a product by product basis by the Regents if we materially fail to meet certain diligence requirements and development milestones. The agreement may also be terminated by the Regents in the event of our continuing material breach after notice of such breach and the opportunity to cure. In November 2018, the Regents accepted our payment for an additional year of license maintenance.

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

In general, new chemical entities are tested in animal models to determine whether the product is reasonably safe for initial human testing. Additional pre-clinical testing continues during the clinical development stage. Clinical trials for new products are typically conducted in three sequential phases that may overlap. Phase 1 trials typically involve the initial introduction of the pharmaceutical into healthy human volunteers and focus on testing for safety, dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. In the case of serious or life-threatening diseases, such as cancer, initial Phase 1 trials are often conducted in patients directly, with preliminary exploration of potential efficacy. Phase 2 trials involve clinical trials to evaluate the effectiveness of the drug for a particular indication or indications in patients with the disease or condition under study and to determine appropriate dosages and dose regimens and the common short-term side effects and risks associated with the drug. Phase 2 trials are typically closely monitored and conducted in a relatively small number of patients, usually involving no more than several hundred subjects. Phase 3 trials are generally expanded, well-controlled clinical trials. They are performed after preliminary evidence suggesting effectiveness, as well as the appropriate dose and dose ranges of the drug, have been obtained, and are intended to gather the additional information about effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling.

In the United States, specific research and pre-clinical data, chemical data and a proposed clinical study protocol, as described above, must be submitted to the FDA as part of an Investigational New Drug application, or IND, which, unless the FDA objects, will become effective 30 days following receipt by the FDA. Phase 1 trials may commence only after the IND application becomes effective. Following completion of Phase 1 trials, further submissions to regulatory authorities are necessary in relation to Phase 2 and 3 trials to update the existing IND. Authorities may require additional data before allowing the trials to commence and could demand discontinuation of studies at any time if there are significant safety issues. In addition to regulatory review, a clinical trial involving human subjects has to be approved by an independent body. The exact composition and responsibilities of this body differ from country to country. In the United States, for example, each clinical trial is conducted under the auspices of an Institutional Review Board for any institution at which the clinical trial is conducted. This board considers among other factors, the design of the clinical trial, ethical factors, the safety of the human subjects and the possible liability risk for the institution.

Information generated in this process is susceptible to varying interpretations that could delay, limit, or prevent regulatory approval at any stage of the approval process. Failure to demonstrate adequately the quality, safety and efficacy of a therapeutic drug under development would delay or prevent regulatory approval of the product.

In order to gain marketing approval, we must submit a new drug application, or NDA, for review by the FDA. The NDA must include a substantial amount of data and other information concerning safety and effectiveness of the drug compound from laboratory, animal and clinical testing, as well as data and information manufacturing, product stability, and proposed product labeling.

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

Any of our future products approved by the FDA will likely be purchased principally by patients through a pharmacy benefit plan or by pharmacies that typically bill various third-party payers, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the pharmaceuticals provided to patients. The ability of customers to obtain appropriate reimbursement for the products they purchase is crucial to the success of new drug and biologic products. The availability of reimbursement affects which products customers purchase and the prices they are willing to pay. Reimbursement varies from country to country and can significantly impact the acceptance of new products. Even if we were to develop a promising new product, we may find limited demand for the product unless reimbursement approval is obtained from private and governmental third-party payers.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the health care system and efforts to control health care costs, including drug prices, that could significantly affect the development of our business, including preventing, limiting or delaying regulatory approval of our drug candidates and reducing the sales and profits derived from our products once they are approved. For example, in the United States, the Patient Protection and Affordable Care Act of 2010 (“ACA”) substantially changed the way health care is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. There is continued uncertainty about the implementation of ACA, including the potential for further amendments to the ACA and legal challenges to or efforts to repeal the ACA. We cannot be sure whether additional legislative changes will be enacted, or whether government regulations, guidance or interpretations will be changed, or what the impact of such changes would be on the marketing approvals, sales, pricing, or reimbursement of our drug candidates or products, if any, may be.

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

AVAILABLE INFORMATION

Our common stock is listed on the Nasdaq Capital Market and trades under the symbol “CWBR.” Our principal executive offices are located at 1455 Adams Drive, Suite 2050, Menlo Park, California 94025, and our telephone number is (650) 446-7888. The internet address of our corporate website is http://www.cohbar.com.

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

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments and exhibits to those reports, available free of charge on our corporate website. In addition, our Code of Ethics and Business Conduct and the charters of our Audit Committee, Compensation Committee and Governance and Nominating Committee are available on our corporate website. The contents of our corporate website are not incorporated into, or otherwise to be regarded as part of, this Annual Report on Form 10-K.

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

We have generated substantial accumulated losses since our inception. We have not generated any revenues from our operations to date and do not expect to generate any revenue in the near future. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future.

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

We are an early-stage company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying MDPs for further research, developing our intellectual property portfolio, performing research on identified MDPs and advancing our lead MBT candidate into clinical studies. We have not generated any revenues to date. All of our MBTs are in the concept, research or early clinical stages. Moreover, we cannot be certain that our research and development efforts will be successful or, if successful, that our MBTs will ever be approved by the United States Food and Drug Administration (FDA). Typically, it takes 10-12 years to develop one new medicine from the time it is discovered to when it is available for treating patients and longer timeframes are not uncommon. Even if approved, our products may not generate commercial revenues. We have no relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of potential drug candidates either in research, pre-clinical testing or in clinical trials, failure to establish business relationships and competitive disadvantages against other companies. If we fail to become profitable, we may be forced to suspend or cease operations.

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

Moreover, success in research, pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and non-clinical testing. The clinical trial process may fail to demonstrate that our potential drug candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a drug candidate and may delay development of other potential drug candidates. Any delay in, or termination of, our non-clinical testing or clinical trials will delay the filing of an investigational new drug application and new drug application with the FDA or the equivalent applications with pharmaceutical regulatory authorities outside the United States and, ultimately, our ability to commercialize our potential drugs and generate product revenues. In addition, we expect that our early clinical trials will involve small patient populations. Because of the small sample size, the results of these early clinical trials may not be indicative of future results.

If our current and any future clinical trials are delayed, suspended or terminated, we may be unable to develop our product candidates on a timely basis, which would adversely affect our ability to obtain regulatory approvals, increase our development costs and delay or prevent commercialization of any approved products.

We cannot predict whether we will encounter problems with our ongoing, planned or any future clinical trials that will cause regulatory agencies, institutional review boards, or us to suspend or delay a trial. For example, in November 2018, we announced the temporary suspension of the Phase 1 clinical the trial for CB4211, our lead MBT candidate, in order to address injection site reactions that have been unexpectedly persistent and we cannot provide any assurance that we will be able to resume the trial in a timely manner, or at all. Clinical trials and clinical data collection protocols can be delayed for a variety of reasons, including:

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

Although there are no currently approved therapies for the treatment of NAFLD and NASH, there are numerous therapies in development including those in clinical trials that are more advanced than ours. Additionally, there are numerous therapies currently marketed to treat diabetes, cancer, Alzheimer’s disease and other diseases for which our potential product candidates may be indicated. For example, if we develop an approved treatment for type 2 diabetes, it would compete with several classes of drugs for type 2 diabetes that are approved to improve glucose control. These include the insulin sensitizers pioglitazone (Actos) and rosiglitazone (Avandia), which are administered as oral once daily pills, and metformin, which is sometimes called an insulin sensitizer and is available as a generic once daily formulation. If we develop an approved treatment for Alzheimer’s disease it would compete with approved therapies such as donepezil (Aricept), galantamine (Razadyne), memantine (Namenda), rivastigmine (Exelon) and tacrine (Cognex). These therapies are varied in their design, therapeutic application and mechanism of action and may provide significant competition for any of our product candidates for which we obtain market approval. New products may also become available that provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain market approval. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of existing products which are generic or are otherwise less expensive to provide.

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

We expect to expand our clinical development research, development and regulatory capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the scope of our operations, particularly in the areas of clinical development research, drug development and regulatory affairs. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. We expect that if our drug candidates continue to progress in development, we may require significant additional investment in personnel, management systems and resources, particularly in the build out of our commercial capabilities. Over the next several years, we may experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. Due to our limited financial resources and our limited operating history, we may not be able to effectively manage the expected expansion of our operations. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

The use of any of our products in clinical trials may expose us to liability claims, which may cost us significant amounts of money to defend against or pay out, causing our business to suffer.

The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of our products. If the clinical trial for our current drug candidate resumes, if any of our other drug candidates enter into clinical trials, or if any of our drug candidates become marketed products, they could potentially harm people or allegedly harm people, possibly subjecting us to costly and damaging product liability claims. Some of the patients who participate in clinical trials are already ill when they enter a trial or may intentionally or unintentionally fail to meet the exclusion criteria. The waivers we obtain may not be enforceable and may not protect us from liability or the costs of product liability litigation. Although we intend to obtain product liability insurance which we believe is adequate, we are subject to the risk that our insurance will not be sufficient to cover claims. The insurance costs along with the defense or payment of liabilities above the amount of coverage could cost us significant amounts of money and management distraction from other elements of the business, causing our business to suffer.

Compliance with laws and regulations pertaining to the privacy and security of health information may be time consuming, difficult and costly, particularly in light of increased focus on privacy issues in countries around the world, including the U.S. and the EU.

We are subject to various domestic and international privacy and security regulations. The confidentiality, collection, use and disclosure of personal data, including clinical trial patient-specific information, are subject to governmental regulation generally in the country that the personal data were collected or used. In the United States we are subject, or expect to be subject, to various state and federal privacy and data security regulations, including but not limited to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009. HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common health care transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. In the EU personal data includes any information that relates to an identified or identifiable natural person with health information carrying additional obligations, including obtaining the explicit consent from the individual for collection, use or disclosure of the information. In addition, the protection of and cross-border transfers of such data out of the EU has become more stringent with the EU’s General Data Protection Regulation coming into effect in May 2018. Furthermore, the legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues. The United States and the EU and its member states continue to issue new privacy and data protection rules and regulations that relate to personal data and health information. Compliance with these laws may be time consuming, difficult and costly. If we fail to comply with applicable laws, regulations or duties relating to the use, privacy or security of personal data we could be subject to the imposition of significant civil and criminal penalties, be forced to alter our business practices and suffer reputational harm.

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

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including, among other things, trade secrets or other intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors who may or could have access to our confidential information. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the large amounts of confidential information stored on those systems, make such systems vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors, and/or business partners, or from cyber-attacks by malicious third parties. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information.

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

Any failure or perceived failure by us or any third-party collaborators, service providers, contractors or consultants to comply with our privacy, confidentiality, data security or similar obligations to third parties, or any data security incidents or other security breaches that result in the unauthorized access, release or transfer of sensitive information, including personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation or public statements against us, could cause third parties to lose trust in us or could result in claims by third parties asserting that we have breached our privacy, confidentiality, data security or similar obligations, any of which could have a material adverse effect on our reputation, business, financial condition or results of operations. Moreover, data security incidents and other security breaches can be difficult to detect, and any delay in identifying them may lead to increased harm. While we have implemented data security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or data security incidents.

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

The market for our common stock will likely be characterized by significant price volatility when compared to more established issuers and we expect that it will continue to be so for the foreseeable future. The market price of our common stock is likely to be volatile for a number of reasons. First, our common stock is likely to be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of common stock by our stockholders may disproportionately influence the price of the common stock in either direction. The price of the common stock could, for example, decline precipitously if even a relatively small number of shares are sold on the market without commensurate demand, as compared to a market for shares of an established issuer which could better absorb those sales without adverse impact on its share price. Second, we are a speculative investment due to our lack of profits to date and substantial uncertainty regarding our ability to develop and commercialize a drug product from our new or existing technologies. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the shares of an established issuer. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time or as to what effect the sale of common stock or the availability of common stock for sale at any time will have on the prevailing market price.

Our management owns a significant percentage of our outstanding common stock. If the ownership of our common stock continues to be highly concentrated in management, it may prevent other stockholders from influencing significant corporate decisions.

As of March 13, 2019, our executive officers and directors own, as a group, approximately 32.8% of the outstanding shares of our common stock. Additionally, our executive officers and directors own, as a group, options and warrants exercisable for approximately 10.3% of our outstanding common stock, assuming exercise of such options and warrants. As a result, our management could exert significant influence over matters requiring stockholder approval, including the election of our board of directors, the approval of mergers and other extraordinary transactions, as well as the terms of any of these transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could in turn have an adverse effect on the fair market value of our company and our common stock. These actions may be taken even if they are opposed by our other stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are a party to a lease agreement for laboratory space leased on a month-to month basis that is part of a shared facility in Menlo Park, California. In October 2017, we entered into a one-year lease agreement for office space in Fairfield, New Jersey at a cost of $13,080 per annum. In October 2018, we renewed our lease in Fairfield, New Jersey for an additional year at the same annual cost.

Rent expense amounted to $298,972 and $236,374 for the years ended December 31, 2018 and 2017, respectively.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

Our common stock has been trading on the Nasdaq Capital Market under the symbol “CWBR” since December 15, 2017.

Holders of Common Stock

As of March 13, 2019, there were 42,678,466 shares of our common stock outstanding held by 45 holders of record and approximately 3,468 beneficial shareholders.

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

Share Repurchases

During the year ended December 31, 2018, there were no purchases of shares of common stock made by, or on behalf of, the Company as defined by Rule 10b-18 of the Securities Exchange Act of 1934.

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

MBTs originate from almost two decades of research by our founders, resulting in their discovery of a novel group of mitochondrial-derived peptides (MDPs) encoded within the mitochondrial genome. Some of these naturally occurring MDPs and their analogs have demonstrated a range of biological activity and therapeutic potential in research models across multiple diseases associated with aging.

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

Our lead MBT candidate for the potential treatment of NASH and obesity is CB4211, a novel optimized analog of the MOTS-c MDP. In July 2018, we announced the initiation of a Phase 1a/1b clinical study of CB4211. The double-blind, placebo-controlled clinical study, which has been temporarily suspended, as described below, is designed to initially assess the safety, tolerability, and pharmacokinetics of CB4211 following single and multiple-ascending doses in healthy subjects. The final Phase 1b stage of the study, which has not yet started, is designed to assess the safety, tolerability, and activity of CB4211 in obese subjects with non-alcoholic fatty liver diseases (NAFLD). Assessments will include changes in liver fat assessed by MRI-PDFF, body weight, and biomarkers relevant to NASH and obesity.

In November 2018, we announced the temporary suspension of our Phase 1 clinical study of CB4211 to address mild injection site reactions that were unexpectedly persistent. These injection site reactions, which have been observed in the Phase 1a dose escalation part of the study, were generally seen as painless bumps at the injection site that can be felt under the skin, but in most cases would be otherwise undetectable. We believe, based on the data accumulated to this point, that some of the administered dose of CB4211 remains localized in the tissue at the injection site, thereby causing these bumps to occur. We are seeking regulatory feedback for our plan to address this issue, with the goal of resuming the clinical dosing of CB4211 as soon as possible. However, we cannot predict with certainty if we will be able to resume the trial, and, if so, what impact the suspension will have on the study timeline or the availability of topline data, which was previously expected in early 2019.

To date, our founders and scientific team have discovered a large number of MDPs that have demonstrated a range of biological activities and therapeutic potential. Our ongoing research and development of our pipeline MDPs is focused on identifying and advancing novel improved analogs of those MDPs that have the greatest therapeutic and commercial potential for development into drugs.

We have financed our operations primarily with proceeds from sales of our equity securities, including our initial public offering (“IPO”), private placements, a debt offering, and the exercise of outstanding warrants and stock options. Since our inception through December 31, 2018, our operations have been funded with an aggregate of approximately $56.0 million from the issuance of equity instruments and debt.

Since inception, we have incurred significant operating losses. Our net losses were $15,705,865 and $9,833,152 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had an accumulated deficit of $39,948,553. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate incurring increasing expenses if we advance CB4211 through the clinic, and as we conduct pre-clinical development of our other research peptides, continue development of our MBTs and seek to expand our intellectual property portfolio.

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

We expense all research and development expenses as incurred. We expect our research and development expenses to increase in the year ending December 31, 2019, as we incur additional costs related to our clinical activities and continue our efforts to advance our lead MBT candidate program and to discover, evaluate and optimize other MDPs as potential MBT drug candidates.

Our Research Programs

Our research programs include clinical activities for our lead MBT candidate program, as well as operation of our platform technology related to discovery of new MDPs, investigational research to evaluate the therapeutic potential of certain discovered MDPs and engineering analogs of certain discovered MDPs to improve their characteristics as potential MBT drug development candidates. Depending on factors of capability, cost, efficiency and intellectual property rights we conduct our research programs independently at our laboratory facility, pursuant to contractual arrangements with CROs or under collaborative arrangements with academic institutions.

The success of our research programs and the timing of those programs and the possible development of research peptides into drug candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing or estimated costs of the efforts that will be necessary to complete research and development of a commercial drug. We are also unable to predict when, if ever, we will receive material net cash inflows from our operations. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:

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

Research and development activities are central to our business model. Most of our MBT drug target candidates are in early stages of investigational research. Candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase for the foreseeable future as our product candidate development programs progress. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. Other significant costs include legal fees relating to patent and corporate matters and fees for accounting and consulting services. We anticipate that our general and administrative expenses will remain relatively constant in the year ending December 31, 2019.

Results of Operations

The following tables set forth our results of operations for the periods presented. The year-to-year comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	For The Years Ended December 31,		Change
	2018	2017	$	%
Operating expenses:
Research and development	$10,034,613	$6,675,080	$3,359,533	50%
General and administrative	5,299,717	3,184,166	2,115,551	66%
Total operating expenses	$15,334,330	$9,859,246	$5,475,084	56%

Comparison of Fiscal Years Ended December 31, 2018 and 2017

Operating Expenses

Research and development expenses were $10,034,613 in the year ended December 31, 2018 compared to $6,675,080 in the prior year, a $3,359,533 increase, or 50%. The increase in research and development expenses in the year ended December 31, 2018, was primarily due to incurring costs of $3,279,896 for our clinical activities and an increase of $1,699,219 in stock-based compensation primarily related to the vesting of stock options following the achievement of applicable performance conditions. These increases were partially offset by a decrease of $1,647,865 in costs related to IND-enabling and pre-clinical activities, the majority of which were incurred in the prior year. We expect our research and development expenses to increase in the future as we incur additional costs related to our clinical activities and continue our efforts to advance our lead MBT candidate program and to discover, evaluate and optimize other MDPs as potential MBT drug candidates.

General and administrative expenses were $5,299,717 in the year ended December 31, 2018 compared to $3,184,166 in the prior year, a $2,115,551 increase, or 66%. The increase was due to (i) a $986,289 increase in stock-based compensation related to the vesting of stock options upon achievement of an applicable performance condition, and costs associated with new grants made in fiscal year 2018; (ii) a $369,255 increase in salary expenses due to severance related costs in connection with the separation of our CEO in December 2018; (iii) a $321,250 increase in directors’ fees due to the payments made to our new directors and the changes in compensation made during the year ended 2018; and (iv) a $255,971 increase in directors and officers insurance premiums. We expect our general and administrative expenses to remain relatively constant in the year ending December 31, 2019.

Liquidity and Capital Resources

As of December 31, 2018 and 2017, we had $5,722,342 and $2,823,450, respectively, in cash. We maintain our cash in a checking and a savings account on deposit with a banking institution in the United States. As of December 31, 2018, we had $16,460,426 invested in U.S. Treasury Bills and Certificates of Deposit. As of December 31, 2018, we had working capital and stockholders’ equity of $20,281,189 and $17,962,618, respectively and incurred a net loss of $15,705,865.

Based on current budget assumptions, projected cash burn, and the cash and investments on hand as of December 31, 2018, we believe we have sufficient capital to meet our operating expenses and obligations for the next twelve months from the date of this filing. However, if unanticipated difficulties or circumstances arise, we may require additional capital sooner to support our operations. If we are unable to raise additional capital whenever necessary, we may be forced to decelerate or curtail our research and development activities and/or other operations until such time as additional capital becomes available. Such limitation of our activities would allow us to slow our rate of spending and extend our use of cash until additional capital is raised. There can be no assurance that such a plan will be successful. There is no assurance that additional financing will be available when needed or that we will be able to obtain such financing on reasonable terms.

Cash Flows from Operating Activities

Net cash used in operating activities for the years ended December 31, 2018 and 2017 was $10,130,380 and $7,634,943, respectively. Cash used in operations for the year ended December 31, 2018 was primarily due to our net loss of $15,705,865, which was partially offset by non-cash items of stock based-compensation, depreciation and amortization of the debt discount totaling $4,723,271, and an increase of $650,720 in accounts payable due to the timing of invoices received at the end of fourth quarter of 2018. Cash used in operations for the year ended December 31, 2017 was primarily due to our net loss of $9,833,152 which was offset by non-cash items of stock based-compensation, depreciation and amortization of the debt discount totaling $1,691,070, an increase of $388,721 in accounts payable due to the timing of invoices received at the end of the quarter.

Cash Flows from Investing Activities

Net cash used in investing activities for the years ended December 31, 2018 and 2017 was $11,292,492 and $236,737, respectively. The cash used in investing activities was due to the timing of the purchases of our investments in certificates of deposit and treasury bills as compared to the timing of the maturities of those investments and the purchases of property and equipment we made during year ended December 31, 2018. The cash used in investing activities for the year ended December 31, 2017, was due to the timing of the purchases of our investments in certificates of deposit and treasury bills as compared to the timing of the maturities of those investments.

Cash Flows from Financing Activities

Net cash provided by financing activities for the years ended December 31, 2018 and 2017 was $24,321,764 and $7,437,672, respectively. Cash provided by financing activities in the year ended December 31, 2018 was due to the receipt of net proceeds totaling $19,304,081 from the Controlled Equity Offering, $3,902,500 from the issuance of promissory notes and $1,173,106 from the exercise of warrants and stock options partially offset by $57,923 of debt issuance costs related to the promissory notes. Cash provided by financing activities in the year ended December 31, 2017 was primarily due to $5,026,181 in net proceeds received in a private placement financing completed during the year and the exercise of warrants and employee stock options of $2,616,751, which was partially offset by the repayment of a debt obligation to the Alzheimer’s Drug Discovery Foundation of $205,260.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

Inflation did not have a material effect on our business, financial condition or results of operations in 2018 or 2017.

Operating Leases

We are a party to a lease agreement for laboratory space leased on a month-to month basis that is part of a shared facility in Menlo Park, California. In October 2017, we entered into a one-year lease agreement for office space in Fairfield, New Jersey at a cost of $13,080 per annum. In October 2018 we renewed our lease in Fairfield, New Jersey for an additional year at the same annual cost.

Rent expense amounted to $298,972 and $236,374 for the years ended December 31, 2018 and 2017, respectively.

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

Recent Accounting Pronouncements

See Note 3 “Summary of Significant Account Policies – Recent Accounting Pronouncements” to our Financial Statements for the year ended December 31, 2018, for a summary of the relevant recent accounting pronouncements.

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

See Note 3 “Summary of Significant Account Policies – Share-Based Payment” to our Financial Statements for the years ended December 31, 2018 and 2017 regarding the specific assumptions used with respect to stock-based compensation for the periods presented.

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

The benefit of tax positions taken or expected to be taken in income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained. We have evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2018 and 2017. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CohBar, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CohBar, Inc. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

March 18, 2019

CohBar, Inc.

Balance Sheets

	As of
	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$5,722,342	$2,823,450
Investments	16,460,426	5,629,009
Prepaid expenses and other current assets	260,630	164,274
Total current assets	22,443,398	8,616,733
Property and equipment, net	520,740	176,531
Intangible assets, net	20,233	23,051
Other assets	56,793	46,904
Total assets	$23,041,164	$8,863,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,142,735	$492,015
Accrued liabilities	351,813	249,158
Accrued payroll and other compensation	667,661	503,133
Total current liabilities	2,162,209	1,244,306
Notes payable, net of debt discount and offering costs of $986,163 and $0 as of December 31, 2018 and 2017, respectively	2,916,337	-
Total liabilities	5,078,546	1,244,306

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized 5,000,000 shares; No shares issued and outstanding as of December 31, 2018 and 2017, respectively	-	-
Common stock, $0.001 par value, Authorized 75,000,000 shares; Issued and outstanding 42,578,208 shares as of December 31, 2018 and 39,439,505 as of December 31, 2017	42,578	39,440
Additional paid-in capital	57,868,593	31,822,161
Accumulated deficit	(39,948,553)	(24,242,688)
Total stockholders’ equity	17,962,618	7,618,913
Total liabilities and stockholders’ equity	$23,041,164	$8,863,219

The accompanying notes are an integral part of these financial statements

CohBar, Inc.

Statements of Operations

	For The Years Ended December 31,
	2018	2017

Revenues	$-	$-

Operating expenses:
Research and development	10,034,613	6,675,080
General and administrative	5,299,717	3,184,166
Total operating expenses	15,334,330	9,859,246
Operating loss	(15,334,330)	(9,859,246)

Other income (expense):
Interest income	185,614	29,740
Interest expense	(231,999)	(3,587)
Amortization of debt discount and offering costs	(325,150)	(59)
Total other (expense) income	(371,535)	26,094
Net loss	$(15,705,865)	$(9,833,152)
Basic and diluted net loss per share	$(0.38)	$(0.26)
Weighted average common shares outstanding - basic and diluted	41,254,411	37,478,883

The accompanying notes are an integral part of these financial statements

CohBar, Inc.

Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2018 and 2017

					Total
	Common Stock			Accumulated	Stockholders’
	Number	Amount	APIC	Deficit	Equity
Balance, December 31, 2016	34,807,881	$34,808	$23,072,702	$(14,409,536)	$8,697,974
Stock based compensation	-	-	1,633,485	-	1,633,485
Issuance of common stock	3,438,053	3,438	5,153,642	-	5,157,080
Deferred offering costs	-	-	(130,899)	-	(130,899)
Exercise of employee stock options	123,333	123	129,132	-	129,255
Exercise of IPO warrants	926,588	927	1,852,249	-	1,853,176
Exercise of warrants	143,650	144	111,850	-	111,994
Net loss	-	-	-	(9,833,152)	(9,833,152)
Balance, December 31, 2017	39,439,505	$39,440	$31,822,161	$(24,242,688)	$7,618,913
Stock based compensation	-	-	4,318,993	-	4,318,993
Issuance of common stock	2,186,855	2,187	19,397,672	-	19,399,859
Offering costs	-	-	(95,778)	-	(95,778)
Debt discount on notes	-	-	1,253,390	-	1,253,390
Exercise of employee stock options	602,533	602	494,264	-	494,866
Exercise of warrants	349,315	349	677,891	-	678,240
Net loss	-	-	-	(15,705,865)	(15,705,865)
Balance, December 31, 2018	42,578,208	$42,578	$57,868,593	$(39,948,553)	$17,962,618

The accompanying notes are an integral part of these financial statements

CohBar, Inc.

Statements of Cash Flows

	For The Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(15,705,865)	$(9,833,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	79,128	57,526
Loss on disposal of property and equipment	1,084	-
Stock-based compensation	4,318,993	1,633,485
Amortization of debt discount	311,125	59
Amortization of debt issuance costs	14,025	-
Discount on investments	29,583	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(96,356)	(53,452)
Accounts payable	650,720	388,721
Accrued liabilities	102,655	116,378
Accrued payroll and other compensation	164,528	55,492
Net cash used in operating activities	(10,130,380)	(7,634,943)

Cash flows from investing activities:
Purchases of property and equipment	(423,342)	(3,253)
Patent costs	1,739	(23,343)
Payment for security deposit	(9,889)	(10,094)
Purchases of investments	(41,402,000)	(21,414,722)
Proceeds from redemptions of investments	30,541,000	21,214,675
Net cash used in investing activities	(11,292,492)	(236,737)

Cash flows from financing activities:
Proceeds from notes payable	3,902,500	-
Debt issuance costs	(57,923)	-
Proceeds from the Controlled Equity Offering, net	19,304,081	-
Proceeds from exercise of warrants	678,240	2,487,496
Repayment of note payable	-	(205,260)
Proceeds from private offering, net	-	5,026,181
Proceeds from exercise of employee stock options	494,866	129,255
Net cash provided by financing activities	24,321,764	7,437,672

Net increase (decrease) in cash	2,898,892	(434,008)
Cash at beginning of period	2,823,450	3,257,458
Cash at end of period	$5,722,342	$2,823,450

Non-cash investing and financing activities:
Warrants issued in connection with note payable	$1,253,390	$-

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$1,508	$2,057
Interest	$-	$29,007

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

The Company’s primary activities include the research and development of its MBT pipeline, securing intellectual property protection for its discoveries and assets, managing collaborations with contract research organizations (“CROs”) and academic institutions and raising capital. To date, the Company has not generated any revenues from operations and does not expect to generate any revenues in the near future. The Company has financed its operations primarily with proceeds from sales of its equity securities, private placements, the exercise of outstanding warrants and stock options and the issuance of debt instruments.

Note 2 – Liquidity and Management’s Plans

As of December 31, 2018, the Company had a cash and investments balance of $22,182,768 and working capital and stockholders’ equity of $20,281,189 and $17,962,618 respectively. During the year ended December 31, 2018, the Company incurred a net loss of $15,705,865.  Based on current budget assumptions, projected cash burn, and the cash and investments on hand as of December 31, 2018, the Company believes it has sufficient capital to meet its operating expenses and obligations for the next twelve months from the date of this filing. However, if unanticipated difficulties or circumstances arise the Company may require additional capital sooner to support its operations. If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail its research and development activities and/or other operations until such time as additional capital becomes available. There can be no assurance that such a plan will be successful. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain such financing on reasonable terms.

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

CohBar, Inc.

Notes to Financial Statements

Note 3 - Summary of Significant Accounting Policies (continued)

Investments

Investments consist of U.S. Treasury Bills of $14,339,630, which are classified as held-to-maturity, and Certificates of Deposit of $2,120,796. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. All of the Company’s U.S. Treasury Bills and Certificates of Deposit mature within the next twelve months. Unrealized gains and losses are de minimus. As of December 31, 2018, the carrying value of the Company’s U.S. Treasury Bills approximates their fair value due to their short-term maturities.

Capitalization of Patent Costs

 The Company capitalizes the costs of its patents which consists of legal and filing fees related to the prosecution of patent filings. The patents will be amortized using the straight-line method over the estimated remaining lives of the patents which is 20 years from the initial filing of the patent. Amortization for the year ended December 31, 2018 was $1,079.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2018 and 2017, the Company did not have any cash equivalents.

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation of computer and lab equipment is computed by use of the straight-line method based on the estimated useful lives of the assets, which range from three to five years. Expenditures for maintenance and repairs that do not improve or extend the expected lives of the assets are expensed to operations, while expenditures for major upgrades to existing items are capitalized. Upon retirement or other disposition of these assets, the costs and accumulated depreciation are removed from the accounts and resulting gains or losses are reflected in the results of operations.

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

The carrying amounts of cash, investments and accounts payable approximate fair value due to the short-term nature of these instruments. The amount of debt included in the accompanying balance sheets approximates its fair value because the interest rate of the notes approximates the current market interest rate.

CohBar, Inc.

Notes to Financial Statements

Note 3 - Summary of Significant Accounting Policies (continued)

Common Stock Purchase Warrants

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provides the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets, liabilities and equity is required.  The Company’s free-standing derivatives consist of warrants to purchase common stock that were issued in connection with its notes payable and private offering. The Company evaluated these warrants to assess their proper classification using the applicable criteria enumerated under U.S. GAAP and determined that the common stock purchase warrants meet the criteria for equity classification in the accompanying balance sheets as of December 31, 2018 and 2017.

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

The benefit of tax positions taken or expected to be taken in income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2018 and 2017. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized during the years ended December 31, 2018 and 2017.

Research and Development Expenses

The Company expenses all research and development expenses as incurred. These costs include payroll, employee benefits, supplies, contracted for lab services, depreciation and other personnel-related costs associated with product development.

Share-Based Payment

The Company accounts for share-based payments using the fair value method. For employees and directors, the fair value of the award is measured, as discussed below, on the grant date. For non-employees, fair value is generally valued based on the fair value of the services provided or the fair value of the equity instruments on the measurement date, whichever is more readily determinable and re-measured on each financial reporting date until the service is complete. The Company has granted stock options at exercise prices equal to the higher of (i) the closing price of the Company’s common stock as reported by Nasdaq, (ii) the closing price of the Company’s common stock as reported by the TSX Venture Exchange or (iii) the closing price of the Company’s common stock as reported on the OTCQX marketplace as determined by the board of directors, with input from management on the date of grant. Upon exercise of an option or warrant, the Company issues new shares of common stock out of its authorized shares.

CohBar, Inc.

Notes to Financial Statements

Note 3 - Summary of Significant Accounting Policies (continued)

The weighted-average fair value of options and warrants has been estimated on the grant date or measurement date using the Black-Scholes pricing model. The fair value of each instrument is estimated on the grant date or measurement date utilizing certain assumptions for a risk-free interest rate, volatility and expected remaining lives of the awards. The risk-free interest rate used is the United States Treasury rate for the day of the grant having a term equal to the life of the equity instrument. Since the Company has a limited history of being publicly traded, the fair value of stock-based payment awards issued was estimated using a volatility derived from an index of comparable entities. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the number of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

The weighted-average Black-Scholes assumptions are as follows:

	For the Years Ended December 31,
	2018	2017
Expected life	4 years	7 years
Risk free interest rate	2.62%	2.23%
Expected volatility	84%	80%
Expected dividend yield	0%	0%
Forfeiture rate	0%	0%

As of December 31, 2018, total unrecognized stock compensation expense was $4,103,258, which will be recognized as those options vest over a period of approximately four years. The amount of future stock option compensation expense could be affected by any future option grants or by any option holders leaving the Company before their grants are fully vested.

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

CohBar, Inc.

Notes to Financial Statements

Note 3 - Summary of Significant Accounting Policies (continued)

	As of December 31,
	2018	2017
Options	5,488,282	5,691,414
Warrants	4,964,205	4,533,020
Totals	10,452,487	10,224,434

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which primarily aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees. ASU 2018-07 also clarifies that any share-based payment issued to a customer should be evaluated under ASC 606, Revenue from Contracts with Customers. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted ASU 2018-07 during the three months ended September 30, 2018. The adoption of ASU 2018-07 did not have a material impact on the financial statements contained herein.

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). These amendments provide clarifications and corrections to certain ASC subtopics including, but not limited to, the following: Income Statement - Reporting Comprehensive Income – Overall (Topic 220-10), Debt - Modifications and Extinguishments (Topic 470-50), Distinguishing Liabilities from Equity – Overall (Topic 480-10), Compensation - Stock Compensation - Income Taxes (Topic 718-740) and Fair Value Measurement – Overall (Topic 820-10). The majority of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2018. The Company is currently evaluating the impact this guidance will have on its financial statements.

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies what constitutes a modification of a share-based payment award.  The ASU is intended to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award.  ASU 2017-09 is effective for public entities for annual periods beginning after December 15, 2017, and interim periods within those fiscal years.  The adoption of ASU 2017-09 did not have a material impact on the financial statements contained herein.

Note 4 - Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2018	2017
Lab equipment	$727,450	$309,007
Computer and equipment	23,191	20,123
Total property and equipment	$750,641	$329,130
Less: accumulated depreciation	(229,901)	(152,599)
Total property and equipment, net	$520,740	$176,531

CohBar, Inc.

Notes to Financial Statements

Note 4 - Property and Equipment (continued)

Depreciation expense related to property and equipment for the years ended December 31, 2018 and 2017 was $78,049 and $57,234, respectively. During the year ended December 31, 2017, the Company wrote off fully depreciated assets and adjusted the carrying value of the assets and accumulated depreciation by $8,891, respectively.

Note 5 – Intangible Assets

Intangible assets consist of the following:

	As of December 31,
	2018	2017
Intangible assets: patents	$21,604	$23,343
Less: amortization	(1,371)	(292)
Total intangible assets, net	$20,233	$23,051

Amortization expense for the years ended December 31, 2018 and 2017 was $1,079 and $292, respectively.

Note 6 – Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31,
	2018	2017
Lab services & supplies	$7,786	$11,477
Professional fees	106,478	235,181
Consultant fees	3,750	2,500
Interest	231,999	-
Other	1,800	-
Total accrued liabilities	$351,813	$249,158

Note 7 - Notes Payable

During the year ended December 31, 2018, the Company entered into Note and Warrant Purchase Agreements (the “Purchase Agreements”) with certain accredited investors (the “Investors”) pursuant to which the Company issued to the Investors $3,902,500 aggregate principal amount of its 8% Unsecured Promissory Notes due in March 2021 (the “Notes”). The Notes were issued together with warrants to purchase up to an aggregate of 780,500 shares of the Company’s common stock. Notes in the aggregate amount of $532,500 were purchased by officers and directors of the Company. The warrants are exercisable any time prior to March 29, 2021. The Company determined the fair value of the warrants issued using the Black-Scholes pricing model with the following assumptions:

CohBar, Inc.

Notes to Financial Statements

Note 7 - Notes Payable (continued)

For The Year Ended December 31, 2018
Expected life	3 years
Risk free interest rate	2.39% - 2.51%
Expected volatility	68.85% - 68.89%
Expected dividend yield	0%
Forfeiture rate	0%

The fair value of the warrants was $1,253,390. The Company also incurred costs of $57,923 to issue the debt, which offset the carrying value of the Notes. During the twelve months ended December 31, 2018, the Company amortized $325,150 of the debt discount and issuance costs leaving a net Notes payable balance at December 31, 2018 of $2,916,337.

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

Licensing Agreements

The Company is a party to an Exclusive License Agreement (the “2011 Exclusive Agreement”) with the Regents of the University of California (“the Regents” or “Licensors”) which remains in effect for the life of the last-to-expire patent or last to be abandoned patent application, whichever is later. The Company agreed to pay the Licensors specified development milestone payments aggregating up to $765,000 for the first product sold under the license. Milestone payments for additional products developed and sold under the license are reduced by 50%. The Company is also required to pay annual maintenance fees to the Licensors. Aggregate maintenance fees for the first five years following execution of the agreement are $80,000. Thereafter, the Company is required to pay maintenance fees of $50,000 annually until the first sale of a licensed product. In addition, for the duration of the 2011 Exclusive Agreement, the Company is required to pay the Licensors royalties equal to 2% of its worldwide net sales of drugs, therapies or other products developed from claims covered by the licensed patents, subject to a minimum royalty payment of $75,000 annually, beginning after the first commercial sale of a licensed product. The Company is required to pay royalties ranging from 8% of worldwide sublicense sales of covered products (if the sublicense is entered after commencement of phase II clinical trials to 12% of worldwide sublicense sales (if the sublicense is entered prior to commencement of phase I clinical trials). The agreement also requires the Company to meet certain diligence and development milestones, including filing of an Investigational New Drug (“IND”) Application for a product covered by the agreement on or before the seventh anniversary of the agreement date. In November 2018, the Regents accepted the Company’s payment for an additional year of license maintenance. Through December 31, 2018, no royalties have been incurred under the agreement. All maintenance fees due and payable as of that date have been paid.

CohBar, Inc.

Notes to Financial Statements

Note 8 - Commitments and Contingencies (continued)

The Company is also a party to an Exclusive License Agreement (the “2013 Exclusive Agreement”) with the Regents whereby the Regents granted to the Company an exclusive license for the use of certain other patents.  The 2013 Exclusive Agreement remains in effect for the life of the last-to-expire patent or last to be abandoned patent application, whichever is later. The Company paid the Regents an initial license issue fee of $10,000 for these other patents, which was charged to General and Administrative expense, as incurred. The Company is also required to pay annual maintenance fees to the Licensors. Aggregate maintenance fees for the first three years following execution of the agreement are $7,500. Thereafter, the Company is required to pay maintenance fees of $5,000 annually until the first sale of a licensed product. The Company agreed to pay the Regents specified development milestone payments aggregating up to $765,000 for the first product sold under the 2013 Exclusive Agreement. Milestone payments for additional products developed and sold under the 2013 Exclusive Agreement are reduced by 50%. In addition, for the duration of the 2013 Exclusive Agreement, the Company is required to pay the Regents royalties equal to 2% of the Company’s worldwide net sales of drugs, therapies or other products developed from claims covered by the licensed patent, subject to a minimum royalty payment of $75,000 annually, beginning after the first commercial sale of a licensed product. The Company is required to pay the Regents royalties ranging from 8% of worldwide sublicense sales of covered products (if the sublicense is entered after commencement of phase II clinical trials to 12% of worldwide sublicense sales (if the sublicense is entered prior to commencement of phase I clinical trials). The agreement also requires the Company to meet certain diligence and development milestones, including filing of an IND Application for a product covered by the agreement on or before the seventh anniversary of the agreement date.  Through December 31, 2018, no royalties have been incurred under the agreement. All maintenance fees due and payable as of that date have been paid.

Operating Leases

The Company is a party to a lease agreement for laboratory space leased on a month-to month basis that is part of a shared facility in Menlo Park, California. In October 2017, the Company entered into a one-year lease agreement for office space in Fairfield, New Jersey at a cost of $13,080 per annum. In October 2018, the Company renewed its lease in Fairfield, New Jersey for an additional year at the same annual cost.

Rent expense amounted to $298,972 and $236,374 for the years ended December 31, 2018 and 2017, respectively.

CohBar, Inc.

Notes to Financial Statements

Note 9 - Income Taxes

The tax effects of temporary differences that give rise to deferred tax assets are as follows:

	As of December 31,
	2018	2017
Current:
Accrued expenses	$168,068	$23,595

Stock compensation	632,254	359,364

Net operating loss carryforward	8,949,957	5,656,895

Research and development credit carry forward	488,942	417,882

Total deferred tax assets	10,239,221	6,457,736

Valuation allowance	(10,239,221)	(6,457,736)

Deferred tax asset, net of valuation allowance	$-	$-

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Years Ended December 31,
	2018	2017
U.S. statutory federal rate	(21.0)%	(34.0)%
State income taxes, net of federal tax	(7.0)%	(5.4)%
Federal tax rate change	-%	28.3%
Permanent differences	5.4%	2.2%
Prior year true-ups	0.2%	0.4%
R&D tax credit	(0.5)%	(0.8)%
Change in valuation allowance	22.9%	9.3%
Income tax provision (benefit)	-%	-%

CohBar, Inc.

Notes to Financial Statements

Note 9 - Income Taxes (continued)

The income tax provision consists of the following:

	For the Years Ended December 31,
	2018	2017
Federal
Current	$-	$-
Deferred	(2,837,776)	(718,326)
State and local
Current	-	-
Deferred	(943,709)	(199,571)
Change in valuation allowance	3,781,485	917,897
Income tax provision (benefit)	$-	$-

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not more-likely-than-not, a valuation allowance is established.  Based upon the Company’s losses since inception, management believes that it is more-likely-than-not that future benefits of deferred tax assets will not be realized. Therefore, the Company established a full valuation allowance as of December 31, 2018 and 2017. As of December 31, 2018 and 2017, the change in valuation allowance was $3,781,485 and $917,897, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, principally California and New Jersey. The Company is subject to examination by the various taxing authorities.  The Company’s federal and state income tax returns for tax years beginning in 2014 remain subject to examination.

At December 31, 2018 and 2017, the Company had approximately $32,000,000 and $21,000,000, respectively, of federal and state net operating loss carryovers that may be available to offset future taxable income.   The Company’s 2017 and prior federal and state net operating loss carry forwards, if not utilized, will begin to expire from 2029 to 2038. Beginning with 2018, and for subsequent years, the Company’s NOLs will have indefinite lives for federal tax purposes. In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s net operating loss carryforward could be limited in the event of a change in ownership. At this time, the Company has not completed a full study to assess whether an ownership change under Section 382 of the Code occurred due to the costs and complexities associated with such a study.

On December 22, 2017, new legislation was signed into law, informally titled the Tax Cuts and Jobs Act, which included, among other things, a provision to reduce the federal corporate income tax rate to 21%.  Under ASC 740, Accounting for Income Taxes, the enactment of the Tax Act also requires companies, to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. There is no further change to its assertion on maintaining a full valuation allowance against its U.S. deferred tax assets. The Company’s gross deferred tax assets have been revalued from 34% to 21% with a corresponding offset to the valuation allowance and any potential other taxes arising due to the Tax Act will result in reductions to its net operating loss carryforward and valuation allowance. As of December 31, 2017, deferred tax assets of approximately $9,200,000 were revalued to approximately $6,500,000 with a corresponding decrease to the Company’s valuation allowance. Therefore, there was no net impact on the Company’s financial statements for the year ended December 31, 2017.

CohBar, Inc.

Notes to Financial Statements

Note 10 - Stockholders’ Equity

Authorized Capital

The Company has authorized the issuance and sale of up to 80,000,000 shares of stock, consisting of 75,000,000 shares of common stock having a par value of $0.001 and 5,000,000 shares of Preferred Stock having a par value of $0.001 per share. As of December 31, 2018, and 2017, there were no shares of Preferred Stock outstanding and there were no declared but unpaid dividends or undeclared dividend arrearages on any shares of the Company’s capital stock.

Controlled Equity Offering

During the year ended December 31, 2018, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. as sales agent. The Company issued 2,186,855 shares of its common stock under the Controlled Equity Offering program for proceeds of $19,304,081, net of commissions and professional fees of $95,778.

Private Offering

During the year ended December 31, 2017, the Company completed a private offering for total net proceeds of approximately $5,026,181 (“Private Offering”). The Company issued an aggregate of 3,438,053 units at a price of $1.50 per unit, of which 289,334 units were sold to officers and directors. Each unit consists of one share of the Company’s common stock and one common stock purchase warrant (see “Warrants”). Each warrant can be exercised at any time prior to June 30, 2020 for the purchase of one share of the Company’s common stock at an exercise price of $2.25.

Stock Options

The Company has an incentive stock plan, the Amended and Restated 2011 Equity Incentive Plan, as amended (the “2011 Plan”), and has granted stock options to employees, non-employee directors and consultants from the 2011 Plan. Options granted under the 2011 Plan may be Incentive Stock Options or Non-statutory Stock Options, as determined by the Administrator at the time of grant. On June 19, 2018, the Company’s stockholders approved an amendment to the 2011 Plan previously adopted by the Company’s board of directors on April 20, 2018 (the “2018 Amendment”). The 2018 Amendment increased the number of shares authorized for issuance under the 2011 Plan to a total of 10,000,000. As of December 31, 2018, there were 3,775,852 shares remaining available for issuance under the 2011 Plan.

CohBar, Inc.

Notes to Financial Statements

Note 10 - Stockholders’ Equity (continued)

During the year ended December 31, 2018, the Company granted stock options to employees to purchase 860,000 shares of the Company’s common stock at an exercise prices that ranged between $3.57 to $8.86 per share. The options have terms of ten years. The stock options have an aggregate grant date fair value of $3,337,752.

Due to the commencement of the clinical study during the quarter ended September 30, 2018, stock options to purchase 726,000 shares of the Company’s common stock granted to its employees in January 2017 met the performance conditions applicable to such options and began vesting. Upon certification of achievement of the performance condition by the compensation committee of the Company’s board of directors on July 18, 2018, 50% of the options became vested. The remaining shares subject to the stock options will vest over a period of 24 months subject to the continuous service of the applicable optionee. The stock options have an exercise price of $2.40 and an aggregate grant date fair value of $2,759,453.

During the year ended December 31, 2018, 602,533 stock options were exercised for cash proceeds of $494,866 and the Company cancelled 460,599 stock options.

During the year ended December 31, 2017, the Company granted stock options to two consultants to purchase a total of 85,000 shares of the Company’s common stock. The stock options have an exercise price of $2.02 per share, are exercisable during a ten-year term, are subject to vesting over periods of three and four years and have an aggregate measurement date fair value of $269,416.

During the year ended December 31, 2017, the Company granted stock options to employees to purchase 1,031,000 shares of the Company’s common stock at an exercise price of $2.40 per share. The options have terms of ten years. Of the 1,031,000 stock options granted, 300,000 are subject to vesting based on continuous service over periods between zero and four years from the date of grant. The balance of the grants, comprising stock options to purchase an aggregate of 731,000 shares, have performance-based vesting conditions and will be valued at the time the milestones are reached. The stock options have an aggregate grant date fair value of $528,580.

During the year ended December 31, 2017, the Company granted stock options to a new member of its Board of Directors to purchase 200,000 shares of the Company’s common stock. The stock options have an exercise price of $4.60 per share, are exercisable during a ten-year term, are subject to vesting over four years and have an aggregate grant date fair value of $719,360.

During the year ended December 31, 2017, 123,333 stock options were exercised for cash proceeds of $129,255 and the Company cancelled 153,750 stock options.

The Company recorded stock-based compensation as follows:

	For the Years Ended December 31,
	2018	2017
Research and development	$2,583,251	$884,032
General and administrative	1,735,742	749,453
Total	$4,318,993	$1,633,485

CohBar, Inc.

Notes to Financial Statements

Note 10 - Stockholders’ Equity (continued)

The following table represents stock option activity for the years ended December 31, 2018 and 2017:

			Weighted Average
	Stock Options		Exercise Price		Fair Value	Contractual	Aggregate
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Intrinsic Value
Balance – December 31, 2016	4,652,497	1,908,883	$0.92	$0.41	$0.41	8.24	$-
Granted	1,316,000	-	-	-	-	-	-
Exercised	(123,333)	-	-	-	-	-	-
Cancelled	(153,750)	-	-	-	-	-	-
Balance – December 31, 2017	5,691,414	3,124,941	$1.16	$0.73	$0.73	6.87	$-
Granted	860,000	-	-	-	-	-	-
Exercised	(602,533)	-	-	-	-	-	-
Cancelled	(460,599)	-	-	-	-	-	-
Balance – December 31, 2018	5,488,282	4,384,294	$2.10	$1.32	$1.32	5.80	$8,437,330

The following table summarizes information on stock options outstanding and exercisable as of December 31, 2018:

Grant Price		Weighted Average	Total	Number	Weighted Average Remaining
From	To	Exercise Price	Outstanding	Exercisable	Contractual Term
$0.05	$2.02	$0.90	3,533,282	3,432,344	6.21 years
$2.40	$4.60	$2.87	1,202,000	627,208	8.38 years
$5.30	$8.86	$6.52	753,000	324,742	9.35 years
		Totals	5,488,282	4,384,294

Warrants

During the year ended December 31, 2018, warrants to purchase up to an aggregate of 780,500 shares of the Company’s common stock were issued in the Company’s Notes offering. The Warrants had a fair value of $1,253,390 (see Note 7 “Notes Payable”).

During the year ended December 31, 2018, warrants to purchase 349,315 shares of the Company’s common stock were exercised for aggregate cash proceeds of $678,240.

In January 2017, a total of 926,588 common stock purchase warrants were exercised for aggregate cash proceeds of $1,853,176. Additional proceeds in the amount of $522,326 were received in January 2017 from warrants exercised in December 2016. During the year ended December 31, 2017, unexercised warrants to purchase 4,695,846 shares of common stock expired.

During the year ended December 31, 2017, an additional 143,650 warrants were exercised for aggregate cash proceeds of $111,994.

During the year ended December 31, 2017, the Company issued warrants to two consultants. The warrants are exercisable any time prior to August 7, 2022 for the purchase of an aggregate of 180,000 shares of common stock at an exercise price of $1.99 per share.

CohBar, Inc.

Notes to Financial Statements

Note 10 - Stockholders’ Equity (continued)

The following table represents warrant activity for the years ended December 31, 2018 and 2017:

			Weighted Average
	Warrants		Exercise Price		Fair Value	Contractual	Aggregate
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Intrinsic Value
Balance – December 31, 2016	6,681,051	6,618,551	$1.74	$1.74	$0.41	0.98	$-
Granted	3,618,053	-	-	-	-	-	-
Exercised	(1,070,238)	-	-	-	-	-	-
Cancelled	(4,695,846)	-	-	-	-	-	-
Balance – December 31, 2017	4,533,020	4,517,395	$1.85	$1.85	$1.00	3.21	$-
Granted	780,500	-	-	-	-	-	-
Exercised	(349,315)	-	-	-	-	-	-
Cancelled	-	-	-	-	-	-	-
Balance – December 31, 2018	4,964,205	4,964,205	$2.39	$2.39	$1.14	2.27	$5,304,835

Note 11 - Related Party Transactions

Two of the Company’s Directors provide consulting, scientific and research and advisory services to the Company. During the fourth quarter of the year ended December 31, 2017, the Company modified the compensation terms under the agreements to compensate Dr. Cohen and Dr. Barzilai for their ongoing consulting, scientific and research and advisory services at an annual rate of $20,000 per individual. In addition, both Dr. Barzilai and Dr. Cohen would receive a fee for serving on the Company’s Board of Directors. During the second quarter of the year ended December 31, 2018, the Company modified the compensation terms to pay each Director board fees only. During the years ended December 31, 2018 and 2017, consulting and board fees paid to each Director totaled $58,334 and $46,500, respectively. As of December 31, 2018, and 2017, no amounts were owed to either Director.

Note 12 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date on which the financial statements were issued require adjustment or disclosure in the Company’s financial statements.

Subsequent to December 31, 2018, a total of 100,258 stock options and warrants were exercised for cash proceeds of $135,399.90.

Subsequent to December 31, 2018, the Company granted stock options to purchase a total of 200,000 shares of the Company’s common stock with an exercise price of $3.15 per share. The stock options have terms of ten years and are subject to vesting based on continuous service of the awardee over a four-year period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including Philippe Calais, our Interim Chief Executive Officer, and Jeff Biunno, our Chief Financial Officer (collectively, the “Certifying Officers”), of the effectiveness of our disclosure controls and procedures as of December 31, 2018, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our management concluded that, during the period covered by this annual report, our disclosure controls and procedures was effective.

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

Management’s Assessment

Our management, including our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. During the fourth quarter of 2017 we hired additional qualified financial staff and implemented procedures to segregate duties to ensure that journal entries and account reconciliations are reviewed by someone other than the preparer. Additional procedures have been implemented to further strengthen our controls over financial reporting. Therefore, the Interim Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2018, our internal control over financial reporting was effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth under the captions Election of Directors, Section 16(a) Beneficial Ownership Reporting Compliance, Executive Officers, Information Concerning the Board of Directors and Code of Ethics in our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders to be filed with the SEC by April 30, 2019 (“Proxy Statement”). If the Proxy Statement is not filed with the SEC by April 30, 2019, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2019.

Item 11. Executive Compensation

The information required by this item will be set forth under the captions Executive Compensation and Director Compensation in our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed with the SEC by April 30, 2019. If the Proxy Statement is not filed with the SEC by April 30, 2019, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about our equity compensation plan as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of options warrants and rights (a)		Weighted-average exercise price of outstanding options warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	5,488,282		$2.10	3,775,852
Equity compensation plans not approved by stockholders	4,964,205	(1)	$2.39	-
Total	10,452,487		$0.65	3,775,852

(1)	Consists of warrants issued to our Chief Operating Officer pursuant to an employment agreement, two consultants pursuant to consulting agreements, warrants issued in 2014 related to a bridge loan, warrants issued to the ADDF for the 2013 grant, warrants issued in 2017 from our private placement and warrants issued in 2018 from our promissory note offering.

Beneficial Ownership

The information required by this item is included under the caption Security Ownership of Certain Beneficial Owners and Management in our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed with the SEC by April 30, 2019. If the Proxy Statement is not filed with the SEC by April 30, 2019, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included under the caption Information Concerning the Board of Directors in our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders to be filed with the SEC by April 30, 2019 (“Proxy Statement”). If the Proxy Statement is not filed with the SEC by April 30, 2019, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2019.

Item 14. Principal Accounting Fees and Services

The information required by this item is included under the caption Ratification of Appointment of Registered Independent Public Accounting Firm in our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders to be filed with the SEC by April 30, 2019. If the Proxy Statement is not filed with the SEC by April 30, 2019, such information will be included in an amendment to this Annual Report on Form 10-K filed by April 30, 2019.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The financial statements, together with the report thereon of Marcum LLP, are included on the pages indicated below:

Financial Statements and Schedules

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

Exhibit No.	Description

3.1	Third Amended and Restated Articles of Incorporation - Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, as filed with the Commission on January 8, 2015.

3.2	Amended and Restated Bylaws - Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K, as filed with the Commission on January 8, 2015.

10.1*	Amended and Restated 2011 Equity Incentive Plan - Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, as filed with the Commission on January 8, 2015.

10.2*	First Amendment to Amended and Restated 2011 Equity Incentive Plan - Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, as filed with the Commission on August 24, 2017.

10.3*	Second Amendment to Amended and Restated 2011 Equity Incentive Plan – Incorporated by reference to Exhibit 99.4 to our Registration Statement on Form S-8 (File No. 333-226434) as filed with the Commission on July 30, 2018.

10.4*	Form of Option Agreement under the 2011 Equity Incentive Plan -- Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.5	Exclusive License Agreement, dated August 6, 2013, between CohBar, Inc. and the Regents of the University of California - Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.6	Exclusive License Agreement, dated November 3, 2011, between and among CohBar, Inc. and the Regents of the University of California, and Albert Einstein College of Medicine of Yeshiva University - Incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.7*	Form of Indemnification Agreement - Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.8*	Common Stock Purchase Warrant, dated April 11, 2014, issued to Jon Stern - Incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.9	Form of Common Stock Purchase Warrants issued July 2017 - Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K as filed with the Commission on July 18, 2017.

10.10	Form of Nontransferable Common Stock Purchase Warrants issued March and April 2018 – Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K as field with the Commission on May 4, 2018.

10.11	Form of 8% Unsecured Promissory Note Due 2021 issued March and April 2018 - Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K as field with the Commission on May 4, 2018.

10.12*	Executive Employment Agreement, dated April 11, 2014, between CohBar, Inc. and Jon Stern - Incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.13*

Executive Employment Agreement, dated November 27, 2013, between CohBar, Inc. and Jeffrey F. Biunno - Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.14*

Amendment, dated as of July 11, 2016, to Executive Employment Agreement, dated as of November 27, 2013, between CohBar, Inc. and Jeffrey F. Biunno. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Commission on November 14, 2016.

10.15*	Executive Employment Agreement, dated November 17, 2014, between CohBar, Inc. and Kenneth Cundy - Incorporated by reference to Exhibit 10.13 to the Amendment No. 2 of our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 28, 2014.

10.16*	Consulting Agreement, dated November 10, 2011, by and between the Company and Nir Barzilai, as extended by an extension agreement dated November 1, 2014 - Incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.17*

Consulting Agreement, dated September 29, 2014, by and between the Company and Pinchas Cohen - Incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.18*

Executive Employment Agreement, dated March 7, 2016, by and between CohBar, Inc. and Simon Allen - Incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on April 26, 2016.

10.19	Controlled Equity Offering Sales Agreement, dated June 12, 2018, by and between CohBar, Inc. and Cantor Fitzgerald and Co. – Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on June 12, 2018.

10.20*	Interim Chief Executive Officer Agreement, dated December 7, 2018, by and between CohBar, Inc. and Philippe Calais – Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on December 10, 2018.

10.21*	Letter Agreement, dated January 10, 2019, by and between CohBar, Inc. and Simon Allen.

23.1	Consent of independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract, compensatory agreement or arrangement, in which our directors or executive officers may participate.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2019	COHBAR, INC.

	By:	/s/ Jeffrey F. Biunno
Jeffrey F. Biunno
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Jeffrey F. Biunno and Philippe Calais, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Philippe Calais	Interim Chief Executive Officer and Director	March 18, 2019
Philippe Calais	(Principal Executive Officer)

/s/ Jeffrey F. Biunno	Chief Financial Officer, Treasurer and Secretary	March 18, 2019
Jeffrey F. Biunno	(Principal Financial and Accounting Officer)

/s/ Jon L. Stern	Chief Operating Officer and Director	March 18, 2019
Jon L. Stern

/s/ Albion J. Fitzgerald	Chairman of the Board of Directors	March 18, 2019
Albion J. Fitzgerald

/s/ Nir Barzilai	Director	March 18, 2019
Nir Barzilai
/s/ Pinchas Cohen	Director	March 18, 2019
Pinchas Cohen
/s/ John Amatruda	Director	March 18, 2019
John Amatruda

/s/ Phyllis Gardner	Director	March 18, 2019
Phyllis Gardner