Form 10-Q
period 2019-03-31
CohBar, Inc.
filed 2019-05-08
CIK 1522602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).    Yes  ☑        No   ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑	Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CWBR	Nasdaq Capital Market

As of May 5, 2019, the registrant had outstanding 42,782,505 shares of common stock.

COHBAR, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2019

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CohBar, Inc.

Condensed Balance Sheets

	As of
	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash	$4,089,774	$5,722,342
Investments	15,441,486	16,460,426
Prepaid expenses and other current assets	211,804	260,630
Total current assets	19,743,064	22,443,398
Property and equipment, net	491,063	520,740
Intangible assets, net	19,963	20,233
Other assets	56,793	56,793
Total assets	$20,310,883	$23,041,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$255,545	$1,142,735
Accrued liabilities	470,470	351,813
Accrued payroll and other compensation	543,774	667,661
Total current liabilities	1,269,789	2,162,209
Notes payable, net of debt discount and offering costs of $876,200 and $986,163 as of March 31, 2019 and December 31, 2018, respectively	3,026,300	2,916,337
Total liabilities	4,296,089	5,078,546

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized 5,000,000 shares; No shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.001 par value, Authorized 75,000,000 shares; Issued and outstanding 42,722,738 shares as of March 31, 2019 and 42,578,208 as of December 31, 2018	42,723	42,578
Additional paid-in capital	58,841,208	57,868,593
Accumulated deficit	(42,869,137)	(39,948,553)
Total stockholders’ equity	16,014,794	17,962,618
Total liabilities and stockholders’ equity	$20,310,883	$23,041,164

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Condensed Statements of Operations

(unaudited)

	For The Three Months Ended March 31,
	2019	2018

Revenues	$-	$-

Operating expenses:
Research and development	1,371,848	2,680,983
General and administrative	1,456,197	913,088
Total operating expenses	2,828,045	3,594,071
Operating loss	(2,828,045)	(3,594,071)

Other income (expense):
Interest income	94,405	10,960
Interest expense	(76,981)	(1,409)
Amortization of debt discount and offering costs	(109,963)	(2,065)
Total other (expense) income	(92,539)	7,486
Net loss	$(2,920,584)	$(3,586,585)
Basic and diluted net loss per share	$(0.07)	$(0.09)
Weighted average common shares outstanding - basic and diluted	42,635,509	39,674,563

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Statements of Changes in Stockholders’ Equity

(unaudited)

	Three Month Period Ended March 31, 2019
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	42,578,208	$42,578	$57,868,593	$(39,948,553)	$17,962,618
Stock based compensation	-	-	763,659	-	763,659
Exercise of employee stock options	94,530	95	151,506	-	151,601
Exercise of warrants	50,000	50	57,450	-	57,500
Net loss	-	-	-	(2,920,584)	(2,920,584)
Balance, March 31, 2019	42,722,738	$42,723	$58,841,208	$(42,869,137)	$16,014,794

	Three Month Period ended March 31, 2018
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Capital	Deficit	Equity
Balance, December 31, 2017	39,439,505	$39,440	$31,822,161	$(24,242,688)	$7,618,913
Stock based compensation	-	-	978,708	-	978,708
Exercise of employee stock options	249,309	249	146,189	-	146,438
Exercise of warrants	267,333	267	588,232	-	588,499
Debt Discount on notes	-	-	711,310	-	711,310
Net loss	-	-	-	(3,586,585)	(3,586,585)
Balance, March 31, 2018	39,956,147	$39,956	$34,246,600	$(27,829,273)	$6,457,283

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Condensed Statements of Cash Flows

(unaudited)

	For The Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,920,584)	$(3,586,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,623	17,239
Stock-based compensation	763,659	978,708
Amortization of debt discount	105,085	1,976
Amortization of debt issuance costs	4,878	89
Discount on investments	8,940	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	48,826	(254,118)
Accounts payable	(887,190)	(52,668)
Accrued liabilities	118,657	22,622
Accrued payroll and other compensation	(123,887)	29,751
Net cash used in operating activities	(2,846,993)	(2,842,986)

Cash flows from investing activities:
Purchases of property and equipment	(4,676)	-
Adjustment to capitalized patent costs	-	1,739
Purchases of investments	(15,485,000)	(1,498,889)
Proceeds from redemptions of investments	16,495,000	5,631,830
Net cash provided by investing activities	1,005,324	4,134,680

Cash flows from financing activities:
Debt issuance costs	-	(31,993)
Proceeds from exercise of warrants	57,500	588,499
Proceeds from private offering, net	-	2,142,500
Proceeds from exercise of employee stock options	151,601	146,438
Net cash provided by financing activities	209,101	2,845,444

Net (decrease) increase in cash	(1,632,568)	4,137,138
Cash at beginning of period	5,722,342	2,823,450
Cash at end of period	$4,089,774	$6,960,588

Non-cash investing and financing activities:
Warrants issued in connection with note payable	$-	$711,310

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

The unaudited interim condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by U.S. GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K (the “2018 Form 10-K”), filed with the SEC on March 18, 2019. The interim unaudited condensed financial statements should be read in conjunction with those audited financial statements included in the 2018 Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any other period.

Note 2 - Liquidity and Management’s Plans

As of March 31, 2019, the Company had working capital and stockholders’ equity of $18,473,275 and $16,014,794 respectively. During the three months ended March 31, 2019, the Company incurred a net loss of $2,920,584 and used $2,846,993 in its operating activities. Based on current budget assumptions, projected cash burn, and the cash and investments on hand as of March 31, 2019, the Company believes it has sufficient capital to meet its operating expenses and obligations for the next twelve months from the date of this filing. However, if unanticipated difficulties or circumstances arise the Company may require additional capital sooner to support its operations. If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail its research and development activities and/or other operations until such time as additional capital becomes available. There can be no assurance that such a plan will be successful. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain such financing on reasonable terms.

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

Investments

Investments consist of U.S. Treasury Bills of $13,895,716, which are classified as held-to-maturity, and Certificates of Deposit of $1,545,770. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. All of the Company’s U.S. Treasury Bills and Certificates of Deposit mature within the next twelve months. Unrealized gains and losses are de minimus. As of March 31, 2019, the carrying value of the Company’s U.S. Treasury Bills and Certificates of Deposit approximates their fair value due to their short-term maturities.

Common Stock Purchase Warrants

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provides the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets, liabilities and equity is required.  The Company’s free-standing derivatives consist of warrants to purchase common stock that were issued in connection with its notes payable and private offering. The Company evaluated these warrants to assess their proper classification using the applicable criteria enumerated under U.S. GAAP and determined that the common stock purchase warrants meet the criteria for equity classification in the accompanying condensed balance sheets as of March 31, 2019 and December 31, 2018.

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

The weighted-average fair value of options and warrants has been estimated on the grant date or measurement date using the Black-Scholes pricing model. The fair value of each instrument is estimated on the grant date or measurement date utilizing certain assumptions for a risk-free interest rate, volatility and expected remaining lives of the awards. The risk-free interest rate used is the United States Treasury rate for the day of the grant having a term equal to the life of the equity instrument. Beginning with the current year quarter, the fair value of stock-based payment awards issued was estimated using a volatility derived from the Company’s share price. Prior to the current year quarter, the Company had a limited history of being publicly traded and estimated the fair value of stock-based payment awards using a volatility derived from an index of comparable entities. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the number of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

The weighted-average Black-Scholes assumptions are as follows:

	For the Three Months Ended March 31,
	2019	2018
Expected life	6 years	7 years
Risk free interest rate	2.44%	2.57%
Expected volatility	78%	80%
Expected dividend yield	0%	0%
Forfeiture rate	0%	0%

As of March 31, 2019, total unrecognized stock option compensation expense is $3,831,195, which will be recognized as those options vest over a period of approximately four years. The amount of future stock option compensation expense could be affected by any future option grants or by any option holders leaving the Company before their grants are fully vested.

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

	As of March 31,
	2019	2018
Options	5,593,752	5,722,105
Warrants	4,907,223	4,694,187
Totals	10,500,975	10,416,292

Recent Accounting Pronouncements

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). These amendments provide clarifications and corrections to certain ASC subtopics including, but not limited to, the following: Income Statement - Reporting Comprehensive Income – Overall (Topic 220-10), Debt - Modifications and Extinguishments (Topic 470-50), Distinguishing Liabilities from Equity – Overall (Topic 480-10), Compensation - Stock Compensation - Income Taxes (Topic 718-740) and Fair Value Measurement – Overall (Topic 820-10). The majority of the amendments in ASU 2018-09 is effective in annual periods beginning after December 15, 2018. The adoption of ASU 2018-09 did not have a material impact on the financial statements contained herein.

Note 4 - Accrued Liabilities

Accrued liabilities consist of:

	As of	As of
	March 31, 2019	December 31, 2018
Professional fees	$135,843	$106,478
Interest	308,980	231,999
Other	25,647	13,336
Total accrued liabilities	$470,470	$351,813

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

Rent expense was $85,190 and $70,356 for the three months ended March 31, 2019 and 2018, respectively.

Note 6 - Stockholders’ Equity

Stock Options

The Company has an incentive stock plan, the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”), and has granted stock options to employees, non-employee directors and consultants from the 2011 Plan. Options granted under the 2011 Plan may be Incentive Stock Options or Non-statutory Stock Options, as determined by the Administrator at the time of grant. As of March 31, 2019, there were 3,575,852 shares remaining available for issuance under the 2011 Plan.

During the three months ended March 31, 2019, the Company granted a stock option award to a board member to purchase 200,000 shares of the Company’s common stock at $3.15 per share. The stock option has a term of ten years and shares subject to the option will vest over a four-year period. The stock option has an aggregate grant date fair value of approximately $439,260.

During the three months ended March 31, 2019, stock options to purchase 94,530 shares of common stock were exercised for cash proceeds of $151,601.

The Company recorded stock-based compensation in the three months ended March 31, 2019 and 2018 as follows:.

	For the Three Months Ended March 31,
	2019	2018
Research and development	$272,811	$773,659
General and administrative	490,848	205,049
Total	$763,659	$978,708

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 - Stockholders’ Equity (continued)

The following table represents stock option activity for the three months ended March 31, 2019:

			Weighted Average
	Stock Options		Exercise Price		Fair Value	Contractual	Aggregate Intrinsic
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Value
Balance – December 31, 2018	5,488,282	4,384,294	$2.10	$1.32	$1.32	5.80	$-
Granted	200,000	-	-	-	-	-	-
Exercised	(94,530)	-	-	-	-	-	-
Cancelled	-	-	-	-	-	-	-
Balance – March 31, 2019	5,593,752	4,528,900	$2.15	$1.39	$1.39	5.80	$8,962,676

The following table summarizes information on stock options outstanding and exercisable as of March 31, 2019:

Grant Price		Weighted Average	Total	Number	Weighted Average Remaining
From	To	Exercise Price	Outstanding	Exercisable	Contractual Term
$0.05	$2.02	$0.89	3,438,752	3,376,876	4.25 years
$2.40	$4.60	$2.91	1,402,000	767,500	8.38 years
$5.30	$8.86	$6.52	753,000	384,524	9.10 years
		Totals	5,593,752	4,528,900

Warrants

During the three months ended March 31, 2019, warrants to purchase 50,000 shares of the Company’s common stock were exercised for aggregate cash proceeds of $57,500.

			Weighted Average
	Warrants		Exercise Price		Fair Value	Contractual	Aggregate Intrinsic
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Value
Balance – December 31, 2018	4,964,205	4,907,223	$2.39	$2.39	$1.14	2.27	$-
Granted	-	-	-	-	-	-	-
Exercised	(50,000)	-	-	-	-	-	-
Cancelled	(6,982)	-	-	-	-	-	-
Balance – March 31, 2019	4,907,223	4,907,223	$2.40	$2.40	$1.11	2.05	$5,807,620

During the three months ended March 31, 2019, warrants to purchase 6,982 shares of the Company’s common stock expired and were cancelled.

Note 7 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date on which the condensed financial statements were issued require adjustment or disclosure in the Company’s condensed financial statements.

In May 2019, the Company entered into an Executive Employment Agreement (the “Agreement”) with Steve Engle pursuant to which Mr. Engle will serve as the Company’s Chief Executive Officer (“CEO”), effective May 15, 2019. Pursuant to the terms of the Agreement, Mr. Engle will be paid a base salary of $450,000 and will also be eligible for an annual bonus with a target amount of up to 50% of his annual base salary, payable based on achievement of corporate and/or personal performance goals. Additionally, Mr. Engle received an award under the Company’s Amended and Restated 2011 Equity Incentive Plan of options to purchase up to an aggregate of 1,930,000 shares of our common stock.

Subsequent to March 31, 2019, options to purchase 59,767 shares of common stock were exercised for aggregate cash proceeds of $87,588.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). All references to the first quarter and first three months of 2019 and 2018 mean the three-month periods ended March 31, 2019 and 2018, respectively. Unless the context otherwise requires, “CohBar,” “we,” “us” and “our” refer to CohBar, Inc.

Special Note Regarding Forward-Looking Statements

This report, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on our current expectations, estimates, forecasts, and projections about our business, our potential drug candidates, our capital resources and ability to fund our operations, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “would,” “could,” “intend,” “plan,” “believe,” “seek” and “estimate,” variations of these words, and similar expressions are intended to identify those forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this report under the section entitled “Risk Factors” in Item 1A of Part I of the 2018 Form 10-K, as supplemented or modified in our quarterly reports on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as may be required by law.

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

Our lead MBT candidate for the potential treatment of NASH and obesity is CB4211, a novel optimized analog of the MOTS-c MDP. In July 2018, we announced the initiation of a Phase 1a/1b clinical study of CB4211. The double-blind, placebo-controlled clinical study, which had been temporarily suspended, as described below, is designed to initially assess the safety, tolerability, and pharmacokinetics of CB4211 following single and multiple-ascending doses in healthy subjects. The final Phase 1b stage of the study, which has not yet started, is designed to assess the safety, tolerability, and activity of CB4211 in obese subjects with non-alcoholic fatty liver diseases (NAFLD). Assessments will include changes in liver fat assessed by MRI-PDFF, body weight, and biomarkers relevant to NASH and obesity.

In November 2018, we announced the temporary suspension of our Phase 1 clinical study of CB4211 to address mild but persistent injection site reactions. These injection site reactions, which have been observed in the Phase 1a dose escalation part of the study, were generally seen as painless bumps at the injection site that can be felt under the skin, but in most cases would be otherwise undetectable. We believe, based on the data accumulated to this point, that some of the administered dose of CB4211 remains localized in the tissue at the injection site, thereby causing these bumps to occur. In May 2019, we received regulatory feedback for our plan to address this issue, and have initiated plans to resume the clinical dosing of CB4211 as soon as possible. We anticipate resuming the trial in June 2019, but cannot predict with certainty when we will be able to resume the trial or when the topline data will be available.

To date, our founders and scientific team have discovered a large number of MDPs that have demonstrated a range of biological activities and therapeutic potential. Our ongoing research and development of our pipeline MDPs is focused on identifying and advancing novel improved analogs of those MDPs that have the greatest therapeutic and commercial potential for development into drugs.

We have financed our operations primarily with proceeds from sales of our equity securities, including our initial public offering (“IPO”), private placements, a debt offering, and the exercise of outstanding warrants and stock options. Since our inception through March 31, 2019, our operations have been funded with an aggregate of approximately $56.2 million from the issuance of equity instruments and debt.

Since inception, we have incurred significant operating losses. Our net losses were $2,920,584 and $3,586,585 for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $42,869,137. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate incurring increasing expenses if we advance CB4211 through the clinic, and as we conduct pre-clinical development of our other research peptides, continue development of our MBTs and seek to expand our intellectual property portfolio.

Financial Operations Review

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the near future. In the future, we will seek to generate revenue from product sales, either directly or under any future licensing, development or similar relationship with a strategic partner.

Our research and development programs include activities in support of clinical development of our lead MBT candidate program, CB4211, as well as operation of our platform technology related to discovery and development of new MBTs, evaluation of newly discovered MDPs, design of novel improved analogs, evaluation of their therapeutic potential, and optimization of their characteristics as potential MBT drug development candidates. Depending on factors of capability, cost, efficiency and intellectual property rights we conduct our research programs independently at our laboratory facility, pursuant to contractual arrangements with CROs or under collaborative arrangements with academic institutions.

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

	For The Three Months Ended March 31,		Change
	2019	2018	$	%
Operating expenses:
Research and development	$1,371,848	$2,680,983	$(1,309,135)	(49)%
General and administrative	1,456,197	913,088	543,109	59%
Total operating expenses	$2,828,045	$3,594,071	$(766,026)	(21)%

Comparison of Three Months Ended March 31, 2019 and 2018

Research and development expenses were $1,371,848 in the three months ended March 31, 2019 compared to $2,680,983 in the prior year period, a decrease of $1,309,135. The decrease in research and development expenses was primarily due to $1,089,670 of costs incurred during the prior year period in relation to our pre-clinical and initial clinical expenses, and a decrease in stock-based compensation of $500,848 related to grants made in the prior year period that partially vested on grant date and grants to consultants that were revalued at March 31, 2018. These decreases were partially offset by an increase of $355,489 in expenses associated with our research programs focused on continuing our development of peptides. We expect research and development expenses to increase in the coming quarters as we anticipate advancing our lead MBT candidate program, resuming and incurring the costs of our clinical trial and continuing our research to evaluate and optimize other MDPs as potential MBT drug candidates.

General and administrative expenses were $1,456,197 in the three months ended March 31, 2019 compared to $913,088 in the prior year period, an increase of $543,109. The increase was primarily due to a $285,798 increase in stock-based compensation associated with new option grants made since the prior year period, $53,000 in recruiting costs related to our search for a new Chief Executive Officer, and a $46,000 increase in directors fees due to the changes in Board compensation.

Liquidity and Capital Resources

As of March 31, 2019, we had a cash balance of $4,089,774. We maintain our cash in a checking and savings account on deposit with a banking institution in the United States. We also maintain a portfolio of short-term highly liquid securities investing in U.S. Treasury Bills and Certificates of Deposit. As of March 31, 2019, we had an investments balance of $15,441,486.

As of March 31, 2019, we had working capital and stockholders’ equity of $18,473,275 and $16,014,794, respectively. During the three months ended March 31, 2019, we incurred a net loss of $2,920,584 and used $2,846,993 in our operating activities. Based on current budget assumptions, projected cash burn, and the cash and investments on hand as of March 31, 2019, we believe we have sufficient capital to meet our operating expenses and obligations for the next twelve months from the date of this filing. However, if unanticipated difficulties or circumstances arise we may require additional capital sooner to support our operations. If we are unable to raise additional capital whenever necessary, we may be forced to decelerate or curtail our research and development activities and/or other operations until such time as additional capital becomes available. There can be no assurance that such a plan will be successful. There is no assurance that additional financing will be available when needed or that the we will be able to obtain such financing on reasonable terms.

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 and 2018 was $2,846,993 and $2,842,986, respectively. The cash used in operations for the three months ended March 31, 2019 was primarily due to our reported net loss of $2,920,584 and the decrease in accounts payable of $887,190 due to the timing of the invoices received at the end of the fourth quarter of 2018 and paid this quarter, partially offset by $908,245 in stock-based compensation, depreciation and amortization expense in the current year quarter. The cash used in operations for the three months ended March 31, 2018 was primarily due to our reported net loss of $3,586,585 and the $254,118 increase in prepaids, which were primarily associated with the renewal of our Directors and Officers Insurance, offset by $998,012 in stock-based compensation, depreciation and amortization expense in the first quarter of 2018.

Cash Flows from Investing Activities

Net cash provided by investing activities in the three months ended March 31, 2019 and 2018 was $1,005,324 and $4,134,680, respectively. The net cash provided by investing activities in each period was due to the maturities of our investments in Certificates of Deposit and U.S. Treasury Bills.

Cash Flows from Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2019 and 2018 was $209,101 and $2,845,444, respectively. Cash provided by financing activities in the three months ended March 31, 2019 was due to proceeds received from the exercise of stock options and warrants. Cash provided by financing activities in the three months ended March 31, 2018 was due to the issuance of promissory notes totaling $2,142,500 (See Note 5 – Notes Payable) and the exercise of warrants and employee stock options with proceeds totaling $734,937.

Contractual Obligations

We are a party to (i) a lease agreement for laboratory space leased on a month-to month basis that is part of a shared facility in Menlo Park, California, and (ii) a one-year lease agreement for office space in Fairfield, New Jersey which expires in September 2019.

Rent expense was $85,190 and $70,356 for the three months ended March 31, 2019 and 2018, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company as defined by the rules and regulations of the SEC, we are not required to provide this information.

Item 4.	Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated, with the participation of our Interim Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, our management, including the Interim Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We may from time to time be party to litigation and subject to claims incident to the ordinary course of business. As we grow and gain prominence in the marketplace, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows or financial position. We are not currently a party to any legal proceedings.

Item 1A.	Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and filed with the SEC on March 18, 2019. There have been no material changes to these risks during the three months ended March 31, 2019.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

On January 22, 2019 we issued 50,000 shares of common stock upon the exercise of a common stock purchase warrant with an exercise price of $1.15 per share. The issuance of our common stock upon the exercise of the warrant was exempt from registration under the Securities Act of 1933, as amended, pursuant to the exemption provided Section 4(a)(2) thereunder.

Use of Proceeds from Registered Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

Exhibit Number	Description
10.1*	Interim Chief Executive Officer Agreement Extension, dated April 6, 2019, between Philippe Calais and CohBar, Inc. – Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission April 11, 2019.
10.2*	Executive Employment Agreement, dated May 6, 2019, by and between CohBar, Inc. and Steven B. Engle.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract, compensatory agreement or arrangement, in which our directors or executive officers may participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on.

COHBAR, INC.

Date: May 8, 2019	By:	/s/ Jeffrey F. Biunno
Jeffrey F. Biunno
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)