Form 10-Q
period 2019-06-30
CohBar, Inc.
filed 2019-08-09
CIK 1522602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑        No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 5, 2019, the registrant had outstanding 42,861,422 shares of common stock.

COHBAR, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CohBar, Inc.

Condensed Balance Sheets

	As of
	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash	$3,813,679	$5,722,342
Investments	13,014,754	16,460,426
Prepaid expenses and other current assets	543,626	260,630
Total current assets	17,372,059	22,443,398
Property and equipment, net	463,050	520,740
Intangible assets, net	19,693	20,233
Other assets	56,793	56,793
Total assets	$17,911,595	$23,041,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$194,420	$1,142,735
Accrued liabilities	548,119	351,813
Accrued payroll and other compensation	289,907	667,661
Total current liabilities	1,032,446	2,162,209
Notes payable, net of debt discount and offering costs of $766,238 and $986,163 as of June 30, 2019 and December 31, 2018, respectively	3,136,262	2,916,337
Total liabilities	4,168,708	5,078,546

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized 5,000,000 shares; No shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.001 par value, Authorized 75,000,000 shares; Issued and outstanding 42,861,422 shares as of June 30, 2019 and 42,578,208 as of December 31, 2018	42,861	42,578
Additional paid-in capital	59,627,205	57,868,593
Accumulated deficit	(45,927,179)	(39,948,553)
Total stockholders’ equity	13,742,887	17,962,618
Total liabilities and stockholders’ equity	$17,911,595	$23,041,164

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Condensed Statements of Operations

(unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018

Revenues	$-	$-	$-	$-

Operating expenses:
Research and development	1,418,426	1,832,459	2,790,274	4,513,442
General and administrative	1,539,305	1,315,316	2,995,502	2,228,404
Total operating expenses	2,957,731	3,147,775	5,785,776	6,741,846
Operating loss	(2,957,731)	(3,147,775)	(5,785,776)	(6,741,846)

Other (expense) income:
Interest income	87,488	8,048	181,893	19,008
Interest expense	(77,837)	(73,207)	(154,818)	(74,616)
Amortization of debt discount and offering costs	(109,962)	(103,179)	(219,925)	(105,244)
Total other (expense) income	(100,311)	(168,338)	(192,850)	(160,852)
Net loss	$(3,058,042)	$(3,316,113)	$(5,978,626)	$(6,902,698)
Basic and diluted net loss per share	$(0.07)	$(0.08)	$(0.14)	$(0.17)
Weighted average common shares outstanding - basic and diluted	42,799,486	40,261,670	42,717,950	39,969,738

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Statements of Changes in Stockholders’ Equity

(unaudited)

	Three and Six Month Periods Ended June 30, 2019
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Number	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	42,578,208	$42,578	$57,868,593	$(39,948,553)	$17,962,618
Stock based compensation	-	-	763,659	-	763,659
Exercise of employee stock options	94,530	95	151,506	-	151,601
Exercise of warrants	50,000	50	57,450	-	57,500
Net loss	-	-	-	(2,920,584)	(2,920,584)
Balance, March 31, 2019	42,722,738	$42,723	$58,841,208	$(42,869,137)	$16,014,794
Stock based compensation	-	-	664,164	-	664,164
Exercise of employee stock options	138,684	138	121,833	-	121,971
Net loss	-	-	-	(3,058,042)	(3,058,042)
Balance, June 30, 2019	42,861,422	$42,861	$59,627,205	$(45,927,179)	$13,742,887

	Three and Six Month Periods Ended June 30, 2018
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Number	Amount	Capital	Deficit	Equity
Balance, December 31, 2017	39,439,505	$39,440	$31,822,161	$(24,242,688)	$7,618,913
Stock based compensation	-	-	978,708	-	978,708
Exercise of employee stock options	249,309	249	146,189	-	146,438
Exercise of warrants	267,333	267	588,232	-	588,499
Debt Discount on notes	-	-	711,310	-	711,310
Net loss	-	-	-	(3,586,585)	(3,586,585)
Balance, March 31, 2018	39,956,147	$39,956	$34,246,600	$(27,829,273)	$6,457,283
Stock based compensation	-	-	808,470	-	808,470
Sale of common stock	2,186,855	2,187	19,397,672	-	19,399,859
Deferred offering costs	-	-	(95,805)	-	(95,805)
Exercise of employee stock options	277,374	277	242,442	-	242,719
Exercise of warrants	6,982	7	3,484	-	3,491
Debt Discount on notes	-	-	542,080	-	542,080
Net loss	-	-	-	(3,316,113)	(3,316,113)
Balance, June 30, 2018	42,427,358	42,427	55,144,943	(31,145,386)	24,041,984

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Condensed Statements of Cash Flows

(unaudited)

	For The Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,978,626)	$(6,902,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70,651	34,312
Stock-based compensation	1,427,823	1,787,178
Amortization of debt discount	210,170	100,953
Amortization of debt issuance costs	9,755	4,290
Discount on investments	(3,328)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(282,996)	(142,974)
Accounts payable	(948,315)	275,652
Accrued liabilities	196,306	77,490
Accrued payroll and other compensation	(377,754)	204,200
Net cash used in operating activities	(5,676,314)	(4,561,597)

Cash flows from investing activities:
Purchases of property and equipment	(12,421)	-
Patent costs	-	1,739
Purchases of investments	(26,924,000)	(15,062,528)
Proceeds from redemptions of investments	30,373,000	7,126,461
Net cash provided by (used in) investing activities	3,436,579	(7,934,328)

Cash flows from financing activities:
Debt issuance costs	-	(57,288)
Proceeds from the Controlled Equity Offering, net	-	19,304,054
Proceeds from exercise of warrants	57,500	591,990
Proceeds from notes payable	-	3,902,500
Proceeds from exercise of employee stock options	273,572	389,158
Net cash provided by financing activities	331,072	24,130,414

Net (decrease) increase in cash	(1,908,663)	11,634,489
Cash at beginning of period	5,722,342	2,823,450
Cash at end of period	$3,813,679	$14,457,939

Non-cash investing and financing activities:
Warrants issued in connection with note payable	$-	$1,253,390

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$1,300	$2,057

The accompanying notes are an integral part of these condensed financial statements

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Business Organization and Nature of Operations

CohBar, Inc. (“CohBar,” “its” or the “Company”) is a clinical stage biotechnology company and a leader in the research and development of mitochondria based therapeutics (MBTs), a novel and emerging class of therapeutics that have the potential to treat a wide range of diseases associated with aging and metabolic dysfunction, including non-alcoholic steatohepatitis (NASH), obesity, type 2 diabetes mellitus (T2D), fibrotic diseases, cancer, cardiovascular disease, atherosclerosis and neurodegenerative diseases such as Alzheimer’s disease.

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

The unaudited interim condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by U.S. GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K (the “2018 Form 10-K”), filed with the SEC on March 18, 2019. The interim unaudited condensed financial statements should be read in conjunction with those audited financial statements included in the 2018 Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any other period.

Note 2 - Liquidity and Management’s Plans

As of June 30, 2019, the Company had working capital and stockholders’ equity of $16,339,613 and $13,742,887, respectively. During the six months ended June 30, 2019, the Company incurred a net loss of $5,978,626 and used $5,676,314 in its operating activities. The Company has not generated any revenues, has incurred net losses since inception and does not expect to generate revenues in the near term. Factors such as these and the Company’s projected cash burn raised substantial doubt about its ability to continue as a going concern for at least one year from the issuance of these financial statements. However, management has substantial latitude as to the timing and amount of the expenses it incurs and such latitude and control of those expenditures alleviated the substantial doubt. The Company believes that it has sufficient capital to meet its operating expenses and obligations for the next twelve months from the date of this filing. However, if unanticipated difficulties or circumstances arise, the Company may require additional capital sooner to support its operations. If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail its research and development activities and/or other operations until such time as additional capital becomes available. Such limitation of its activities would allow the Company to slow its rate of spending and extend its use of cash until additional capital is raised. There can be no assurance that such a plan would be successful. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain such financing on reasonable terms.

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

Investments

Investments consist of U.S. Treasury Bills of $13,014,754, which are classified as held-to-maturity. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. All of the Company’s U.S. Treasury Bills mature within the next twelve months. Unrealized gains and losses are de minimus. As of June 30, 2019, the carrying value of the Company’s U.S. Treasury Bills approximates their fair value due to their short-term maturities.

Common Stock Purchase Warrants

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets, liabilities and equity is required.  The Company’s free-standing derivatives consist of warrants to purchase common stock that were issued in connection with its notes payable and private offering. The Company evaluated these warrants to assess their proper classification using the applicable criteria enumerated under U.S. GAAP and determined that the common stock purchase warrants meet the criteria for equity classification in the accompanying condensed balance sheets as of June 30, 2019 and December 31, 2018.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

Share-Based Payment

The Company accounts for share-based payments using the fair value method. For employees and directors, the fair value of the award is measured, as discussed below, on the grant date. For non-employees, fair value is generally valued based on the fair value of the services provided or the fair value of the equity instruments on the measurement date, whichever is more readily determinable. The Company has granted stock options at exercise prices equal to the higher of (i) the closing price of the Company’s common stock as reported by Nasdaq or (ii) the closing price of the Company’s common stock as reported by the TSX Venture Exchange as determined by the board of directors, with input from management on the date of grant. Upon exercise of an option or warrant, the Company issues new shares of common stock out of its authorized shares.

The weighted-average fair value of options and warrants has been estimated on the grant date or measurement date using the Black-Scholes pricing model. The fair value of each instrument is estimated on the grant date or measurement date utilizing certain assumptions for a risk-free interest rate, volatility and expected remaining lives of the awards. The risk-free interest rate used is the United States Treasury rate for the day of the grant having a term equal to the life of the equity instrument. Beginning with the current year, the fair value of stock-based payment awards issued was estimated using a volatility derived from the Company’s share price. Prior to the current year, the Company had a limited history of being publicly traded and estimated the fair value of stock-based payment awards using a volatility derived from an index of comparable entities. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the number of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

The weighted-average Black-Scholes assumptions are as follows:

	For the Three Months Ended June 30,		For Six Months Ended June 30,
	2019	2018	2019	2018
Expected life	6.25 years	5 years	6.25 years	5 years
Risk free interest rate	2.19%	2.70%	2.21%	2.63%
Expected volatility	76%	81%	76%	81%
Expected dividend yield	0%	0%	0%	0%
Forfeiture rate	0%	0%	0%	0%

As of June 30, 2019, total unrecognized stock option compensation expense is $5,957,615, which will be recognized as those options vest over a period of approximately four years. The amount of future stock option compensation expense could be affected by any future option grants or by any option holders leaving the Company before their grants are fully vested.

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

	As of June 30,
	2019	2018
Options	7,741,814	5,886,272
Warrants	4,907,223	5,039,205
Totals	12,649,037	10,925,477

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

Note 4 - Accrued Liabilities

Accrued liabilities consist of:

	As of	As of
	June 30, 2019	December 31, 2018
Lab services & supplies	$119,029	$103,766
Professional & other fees	42,274	16,048
Interest	386,816	231,999
Total accrued liabilities	$548,119	$351,813

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

Operating Lease

The Company is a party to (i) a lease agreement for laboratory space leased on a month-to month basis that is part of a shared facility in Menlo Park, California, and (ii) a one-year lease agreement for office space in Fairfield, New Jersey, which expires in September 2019.

Rent expense was $85,190 and $70,356 for the three months ended June 30, 2019 and 2018, respectively. Rent expense was $170,379 and $140,712 for the six months ended June 30, 2019 and 2018, respectively.

Note 6 - Stockholders’ Equity

Stock Options

The Company has an incentive stock plan, the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”), and has granted stock options to employees, non-employee directors and consultants from the 2011 Plan. Options granted under the 2011 Plan may be Incentive Stock Options or Non-statutory Stock Options, as determined by the Administrator at the time of grant. As of June 30, 2019, there were 1,289,106 shares remaining available for issuance under the 2011 Plan.

During the six months ended June 30, 2019, the Company granted stock options to employees and non-employee directors to purchase 2,579,000 shares of the Company’s common stock with grant date prices that ranged between $1.72 to $3.15 per share. The stock options have terms of ten years and are subject to vesting based on continuous service of the awardee over periods ranging between zero and four years. The stock options have an aggregate grant date fair value of $3,266,611.

The stock options granted during the six months ended June 30, 2019, included an option to purchase 430,000 shares of common stock that contained service and performance conditions to be met for those options to begin vesting. The option holder had to be continuously employed to meet the service condition and attain certain funding milestones over a two-year period to satisfy the performance condition.

During the six months ended June 30, 2019, stock options to purchase 233,214 shares of common stock were exercised for cash proceeds of $273,572.

The Company recorded stock-based compensation as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$237,331	$337,730	$510,142	$1,111,389
General and administrative	426,833	470,740	917,681	675,789
Total	$664,164	$808,470	$1,427,823	$1,787,178

The following table represents stock option activity for the six months ended June 30, 2019:

			Weighted Average
	Stock Options		Exercise Price		Fair Value	Contractual	Aggregate
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Intrinsic Value
Balance – December 31, 2018	5,488,282	4,384,294	$2.10	$1.32	$1.32	5.80	$-
Granted	2,579,000	-	-	-	-	-	-
Exercised	(233,214)	-	-	-	-	-	-
Cancelled	(92,254)	-	-	-	-	-	-
Balance – June 30, 2019	7,741,814	4,540,410	$2.15	$1.45	$1.45	6.27	$2,768,087

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 - Stockholders’ Equity (continued)

The following table summarizes information on stock options outstanding and exercisable as of June 30, 2019:

Grant Price		Weighted Average	Total	Number	Weighted Average Remaining Contractual
From	To	Exercise Price	Outstanding	Exercisable	Term
$0.26	$2.02	$0.89	3,299,604	3,281,062	4.06 years
$2.10	$4.60	$2.46	3,737,335	850,980	9.15 years
$5.30	$8.86	$6.60	704,875	408,368	8.86 years
		Totals	7,741,814	4,540,410

Warrants

During the six months ended June 30, 2019, warrants to purchase 50,000 shares of the Company’s common stock were exercised for aggregate cash proceeds of $57,500.

			Weighted Average
	Warrants		Exercise Price		Fair Value	Contractual	Aggregate
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Intrinsic Value
Balance – December 31, 2018	4,964,205	4,907,223	$2.39	$2.39	$1.14	2.27	$-
Granted	-	-	-	-	-	-	-
Exercised	(50,000)	-	-	-	-	-	-
Cancelled	(6,982)	-	-	-	-	-	-
Balance – June 30, 2019	4,907,223	4,907,223	$2.40	$2.40	$1.11	1.80	$1,175,115

During the six months ended June 30, 2019, warrants to purchase 6,982 shares of the Company’s common stock expired and were cancelled.

Note 7 - Non-Cash Expenses

The following table details the Company’s non-cash expenses included in the accompanying condensed statements of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Stock based compensation	$664,164	$808,470	$1,427,823	$1,787,178
Depreciation & amortization	36,028	17,073	70,651	34,312
Subtotal	$700,192	$825,543	$1,498,474	$1,821,490

Other expense:
Amortization of debt discount	105,085	98,977	210,170	100,953
Total non-cash expenses	$805,277	$924,520	$1,708,644	$1,922,443

Note 8 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date on which the condensed financial statements were issued require adjustment or disclosure in the Company’s condensed financial statements.

No such events occurred subsequent to the date of the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). All references to the second quarter mean the three-month period ended June 30, 2019, and all references to the first six months of 2019 and 2018 mean the six-month periods ended June 30, 2019 and 2018, respectively. Unless the context otherwise requires, “CohBar,” “we,” “us” and “our” refer to CohBar, Inc.

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

Overview

We are a clinical stage biotechnology company and a leader in the research and development of mitochondria based therapeutics (MBTs), an emerging class of drugs with the potential to treat a wide range of diseases associated with aging and metabolic dysfunction, including non-alcoholic steatohepatitis (NASH), obesity, type 2 diabetes mellitus (T2D), fibrotic diseases, cancer, cardiovascular disease, atherosclerosis and neurodegenerative diseases such as Alzheimer’s disease.

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

In November 2018, we announced the temporary suspension of our Phase 1 clinical study of CB4211 to address mild but persistent injection site reactions. These injection site reactions, which were observed in the Phase 1a dose escalation part of the study, were generally seen as painless bumps at the injection site that can be felt under the skin, but in most cases would be otherwise undetectable. We believe, based on the data accumulated, that some of the administered dose of CB4211 remained localized in the tissue at the injection site, thereby causing these bumps to occur. In May 2019, we received regulatory feedback for our plan to address this issue and in June 2019 we resumed the trial. While we anticipate receiving topline data in the second or third quarters of 2020, we cannot predict with certainty when such data will be available.

To date, our founders and scientific team have discovered a large number of MDPs that have demonstrated a range of biological activities and therapeutic potential. Our ongoing research and development of our pipeline MDPs is focused on identifying and advancing novel improved analogs of those MDPs that have the greatest therapeutic and commercial potential for development into drugs.

We have financed our operations primarily with proceeds from sales of our equity securities, including our initial public offering (“IPO”), private placements, a debt offering, public sales of our securities, and the exercise of outstanding warrants and stock options. Since our inception through June 30, 2019, our operations have been funded with an aggregate of approximately $56.3 million from the sale and issuance of equity instruments and debt.

Since inception, we have incurred significant operating losses. Our net losses were $5,978,626 and $6,902,698 for the six months ended June 30, 2019 and 2018, respectively. Our net losses included $1,708,644 and $1,922,443 of non-cash expenses for the six months ended June 30, 2019 and 2018, respectively. Our net losses excluding non-cash expenses were $4,269,982 and $4,980,255 for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $45,927,179. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate incurring increasing expenses as we advance CB4211 through the clinic, and as we conduct pre-clinical development of our other research peptides, continue development of our MBTs and seek to expand our intellectual property portfolio.

Financial Operations Review

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the near future. In the future, we will seek to generate revenue from product sales, either directly or under any future licensing, development or similar relationship with a strategic partner.

Research and Development Expenses

Our research and development programs include activities in support of the clinical development of our lead MBT candidate program, CB4211, as well as the operation of our platform technology related to the discovery and development of new MBTs, evaluation of newly discovered MDPs, design of novel improved analogs, evaluation of their therapeutic potential, and optimization of their characteristics as potential MBT drug development candidates. Depending on factors of capability, cost, efficiency and intellectual property rights, we conduct our research programs independently at our laboratory facility, pursuant to contractual arrangements with CROs or under collaborative arrangements with academic institutions.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. Other significant costs include legal fees relating to patent and corporate matters and fees for accounting and consulting services and directors and officers insurance.

Results of Operations

The following table sets forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	For The Three Months Ended June 30,		Change
	2019	2018	$	%
Operating expenses:
Research and development	$1,418,426	$1,832,459	$(414,033)	-23%
General and administrative	1,539,305	1,315,316	223,989	17%
Total operating expenses	$2,957,731	$3,147,775	$(190,044)	-6%

Comparison of Three Months Ended June 30, 2019 and 2018

Research and development expenses were $1,418,426 in the three months ended June 30, 2019 compared to $1,832,459 in the prior year period, a decrease of $414,033. The decrease in research and development expenses was primarily due to lower clinical and pre-clinical costs of $588,168 related to the timing of those expenses and the temporary clinical suspension in the current year quarter and a decrease of $77,327 in peptide synthesis services due to the timing of those costs. These decreases were partially offset by an increase of $355,510 in expenses associated with our research programs focused on continuing our development of peptides. We expect research and development expenses to increase in the coming quarters as we continue to advance our lead MBT candidate program through our clinical trial and evaluate and optimize other MDPs as potential MBT drug candidates.

General and administrative expenses were $1,539,305 in the three months ended June 30, 2019 compared to $1,315,316 in the prior year period, an increase of $233,989. The increase was due to a $104,297 increase in legal fees primarily related to costs associated with the protection of our intellectual property, an $82,397 increase in recruiting costs related to our search for a new Chief Executive Officer, and a $74,625 increase in directors’ fees due to the appointment of new directors and changes in board compensation. We expect general and administrative expenses for the year ending December 31, 2019 to be higher in comparison to the prior year.

	For The Six Months Ended June 30,		Change
	2019	2018	$	%
Operating expenses:
Research and development	$2,790,274	$4,513,442	$(1,723,168)	-38%
General and administrative	2,995,502	2,228,404	767,098	34%
Total operating expenses	$5,785,776	$6,741,846	$(956,070)	-14%

Comparison of Six Months Ended June 30, 2019 and 2018

Research and development expenses were $2,790,274 in the six months ended June 30, 2019 compared to $4,513,442 in the prior year period, a decrease of $1,723,168, or 38%. The decrease in research and development expenses was primarily due to $1,646,265 of costs incurred in the prior year period which related to timing of our pre-clinical and clinical activities during such period.

General and administrative expenses were $2,995,502 in the six months ended June 30, 2019 compared to $2,228,404 in the prior year period, an increase of $767,098, or 34%. The increase was due to a $241,891 increase in stock-based compensation primarily related to new grants made in the current year period, a $135,397 increase in recruiting costs related to our search for a new Chief Executive Officer, a $120,625 increase in directors fees due the appointment of new directors and to the changes in board compensation and a $100,580 increase in legal fees primarily related to costs associated with the protection of our intellectual property.

Liquidity and Capital Resources

As of June 30, 2019, we had a cash balance of $3,813,679. We maintain our cash in a checking and savings account on deposit with a banking institution in the United States. We also maintain a portfolio of short-term highly liquid securities investing in U.S. Treasury Bills. As of June 30, 2019, we had an investments balance of $13,014,754.

As of June 30, 2019, we had working capital and stockholders’ equity of $16,339,613 and $13,742,887, respectively. During the six months ended June 30, 2019, we incurred a net loss of $5,978,626. We have not generated any revenues, have incurred net losses since inception and do not expect to generate revenues in the near term. Factors such as these and our projected cash burn raised substantial doubt about our ability to continue as a going concern for at least one year from the issuance of these financial statements. However, we have substantial latitude as to the timing and amount of the expenses incurred and such latitude and control of those expenditures alleviated the substantial doubt. We believe that we have sufficient capital to meet our operating expenses and obligations for the next twelve months from the date of this filing.  However, if unanticipated difficulties or circumstances arise we may require additional capital sooner to support our operations. If we are unable to raise additional capital whenever necessary, we may be forced to decelerate or curtail our research and development activities and/or other operations until such time as additional capital becomes available. Such limitation of our activities would allow us to slow our rate of spending and extend our use of cash until additional capital is raised. There can be no assurance that such a plan will be successful. There is no assurance that additional financing will be available when needed or that we will be able to obtain such financing on reasonable terms.

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2019 and 2018 was $5,676,314 and $4,561,597, respectively. The cash used in operations for the six months ended June 30, 2019 was primarily due to our reported net loss of $5,978,626 and the decrease in accounts payable of $948,315 due to the timing of payments made during the current year period, partially offset by $1,427,823 in stock-based compensation. The cash used in operations for the six months ended June 30, 2018 was primarily due to our reported net loss of $6,902,698, partially offset by $1,787,178 in stock-based compensation and the $275,652 increase in accounts payable related to invoices received for our clinical trials.

Cash Flows from Investing Activities

Net cash provided by investing activities was $3,436,579 in the six months ended June 30, 2019, and was due to the timing of redemptions of our investments in certificates of deposit and treasury bills. Net cash used in investing activities was $7,934,328 in the six months ended June 30, 2018, and was due to the timing of purchases of our investments in certificates of deposit and treasury bills.

Cash Flows from Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2019 and 2018 was $331,072 and $24,130,414, respectively. Cash provided by financing activities in the six months ended June 30, 2019 was due the exercise of warrants and stock options. Cash provided by financing activities in the six months ended June 30, 2018 was due to the receipt of net proceeds totaling $19,304,054 from our Controlled Equity Offering, $3,902,500 from the issuance of promissory notes and $981,148 from the exercise of warrants and stock options.

Contractual Obligations

We are a party to (i) a lease agreement for laboratory space leased on a month-to month basis that is part of a shared facility in Menlo Park, California and (ii) a one-year lease agreement for office space in Fairfield, New Jersey, which expires in September 2019.

Rent expense was $85,190 and $70,356 for the three months ended June 30, 2019 and 2018, respectively. Rent expense was $170,379 and $140,712 for the six months ended June 30, 2019 and 2018, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet financing arrangements at June 30, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

A description of the risks associated with our business, financial conditions and results of operations is set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and filed with the SEC on March 18, 2019. There have been no material changes to these risks during the three months ended June 30, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

Exhibit Number	Description
10.1	Interim Chief Executive Officer Agreement Extension, dated April 6, 2019, by and between Philippe Calais and CohBar, Inc. – Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission April 11, 2019.
10.2	Executive Employment Agreement, dated May 6, 2019, by and between CohBar, Inc. and Steven B. Engle. – Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed with the Commission May 8, 2019.
10.3	Addendum to the Executive Employment Agreement, dated November 27, 2013, by and between CohBar, Inc. and Jeffrey F. Biunno.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on.

COHBAR, INC.

Date: August 9, 2019	By:	/s/ Jeffrey F. Biunno
Jeffrey F. Biunno
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)