Form 10-Q
period 2019-09-30
CohBar, Inc.
filed 2019-11-07
CIK 1522602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission File Number 001-38326

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

As of November 4, 2019, the registrant had outstanding 42,876,422 shares of common stock.

COHBAR, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2019

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CohBar, Inc.

Condensed Balance Sheets

	As of
	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash	$1,027,503	$5,722,342
Investments	13,392,274	16,460,426
Prepaid expenses and other current assets	484,355	260,630
Total current assets	14,904,132	22,443,398
Property and equipment, net	435,745	520,740
Intangible assets, net	19,423	20,233
Other assets	60,041	56,793
Total assets	$15,419,341	$23,041,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$377,395	$1,142,735
Accrued liabilities	653,666	351,813
Accrued payroll and other compensation	164,085	667,661
Total current liabilities	1,195,146	2,162,209

Notes payable, net of debt discount and offering costs of $656,275 and $986,163 as of September 30, 2019 and December 31, 2018, respectively	3,246,225	2,916,337
Total liabilities	4,441,371	5,078,546

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized 5,000,000 shares; No shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.001 par value, Authorized 75,000,000 shares; Issued and outstanding 42,861,422 shares as of September 30, 2019 and 42,578,208 as of December 31, 2018	42,861	42,578
Additional paid-in capital	60,211,715	57,868,593
Accumulated deficit	(49,276,606)	(39,948,553)
Total stockholders’ equity	10,977,970	17,962,618
Total liabilities and stockholders’ equity	$15,419,341	$23,041,164

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Condensed Statements of Operations

(unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues	$-	$-	$-	$-

Operating expenses:
Research and development	1,943,746	3,435,509	4,734,020	7,948,951
General and administrative	1,283,721	1,061,709	4,279,223	3,290,113
Total operating expenses	3,227,467	4,497,218	9,013,243	11,239,064
Operating loss	(3,227,467)	(4,497,218)	(9,013,243)	(11,239,064)

Other (expense) income:
Interest income	66,693	72,810	248,586	91,818
Interest expense	(78,690)	(78,691)	(233,508)	(153,307)
Amortization of debt discount and offering costs	(109,963)	(109,943)	(329,888)	(215,187)
Total other (expense) income	(121,960)	(115,824)	(314,810)	(276,676)
Net loss	$(3,349,427)	$(4,613,042)	$(9,328,053)	$(11,515,740)
Basic and diluted net loss per share	$(0.08)	$(0.11)	$(0.22)	$(0.28)
Weighted average common shares outstanding - basic and diluted	42,861,422	42,478,877	42,766,300	40,815,309

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Statements of Changes in Stockholders’ Equity

(unaudited)

	Three and Nine Month Periods Ended September 30, 2019
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Number	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	42,578,208	$42,578	$57,868,593	$(39,948,553)	$17,962,618
Stock based compensation	-	-	763,659	-	763,659
Exercise of employee stock options	94,530	95	151,506	-	151,601
Exercise of warrants	50,000	50	57,450	-	57,500
Net loss	-	-	-	(2,920,584)	(2,920,584)
Balance, March 31, 2019	42,722,738	$42,723	$58,841,208	$(42,869,137)	$16,014,794
Stock based compensation	-	-	664,164	-	664,164
Exercise of employee stock options	138,684	138	121,833	-	121,971
Net loss	-	-	-	(3,058,042)	(3,058,042)
Balance, June 30, 2019	42,861,422	$42,861	$59,627,205	$(45,927,179)	$13,742,887
Stock based compensation	-	-	584,510	-	584,510
Net loss	-	-	-	(3,349,427)	(3,349,427)
Balance, September 30, 2019	42,861,422	$42,861	$60,211,715	$(49,276,606)	$10,977,970

	Three and Nine Month Periods Ended September 30, 2018
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Number	Amount	Capital	Deficit	Equity
Balance, December 31, 2017	39,439,505	$39,440	$31,822,161	$(24,242,688)	$7,618,913
Stock based compensation	-	-	978,708	-	978,708
Exercise of employee stock options	249,309	249	146,189	-	146,438
Exercise of warrants	267,333	267	588,232	-	588,499
Debt Discount on notes	-	-	711,310	-	711,310
Net loss	-	-	-	(3,586,585)	(3,586,585)
Balance, March 31, 2018	39,956,147	$39,956	$34,246,600	$(27,829,273)	$6,457,283
Stock based compensation	-	-	808,470	-	808,470
Sale of common stock	2,186,855	2,187	19,397,672	-	19,399,859
Deferred offering costs	-	-	(95,805)	-	(95,805)
Exercise of employee stock options	277,374	277	242,442	-	242,719
Exercise of warrants	6,982	7	3,484	-	3,491
Debt Discount on notes	-	-	542,080	-	542,080
Net loss	-	-	-	(3,316,113)	(3,316,113)
Balance, June 30, 2018	42,427,358	42,427	55,144,943	(31,145,386)	24,041,984
Stock based compensation	-	-	1,613,354	-	1,613,354
Deferred offering costs	-	-	27	-	27
Exercise of employee stock options	36,438	37	57,298	-	57,335
Exercise of warrants	75,000	75	86,175	-	86,250
Net loss	-	-	-	(4,613,042)	(4,613,042)
Balance, September 30, 2018	42,538,796	$42,539	$56,901,797	$(35,758,428)	$21,185,908

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Condensed Statements of Cash Flows
(unaudited)

	For The Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(9,328,053)	$(11,515,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	107,119	53,602
Stock-based compensation	2,012,333	3,400,532
Amortization of debt discount	315,255	206,039
Amortization of debt issuance costs	14,633	9,148
Discount on investments	(2,848)	(15,059)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(223,725)	(74,181)
Accounts payable	(765,340)	(272,207)
Accrued liabilities	301,853	87,119
Accrued payroll and other compensation	(503,576)	(321,775)
Net cash used in operating activities	(8,072,349)	(8,442,522)

Cash flows from investing activities:
Purchases of property and equipment	(21,314)	(73,046)
Patent costs	-	1,739
Payment for security deposit	(3,248)	(3,367)
Purchases of investments	(40,348,000)	(24,873,187)
Proceeds from redemptions of investments	43,419,000	14,983,057
Net cash provided by (used in) investing activities	3,046,438	(9,964,804)

Cash flows from financing activities:
Debt issuance costs	-	(57,923)
Proceeds from the Controlled Equity Offering, net	-	19,304,081
Proceeds from exercise of warrants	57,500	678,240
Proceeds from notes payable	-	3,902,500
Proceeds from exercise of employee stock options	273,572	446,492
Net cash provided by financing activities	331,072	24,273,390

Net (decrease) increase in cash	(4,694,839)	5,866,064
Cash at beginning of period	5,722,342	2,823,450
Cash at end of period	$1,027,503	$8,689,514

Non-cash investing and financing activities:
Warrants issued in connection with note payable	$-	$1,253,390

Supplemental disclosure of cash flow information:
Cash paid for:
Income taxes	$1,300	$-

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

The unaudited interim condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by U.S. GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K (the “2018 Form 10-K”), filed with the SEC on March 18, 2019. The interim unaudited condensed financial statements should be read in conjunction with those audited financial statements included in the 2018 Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any other period.

Note 2 – Liquidity and Management’s Plans

As of September 30, 2019, the Company had working capital and stockholders’ equity of $13,708,986 and $10,977,970, respectively. During the nine months ended September 30, 2019, the Company incurred a net loss of $9,328,053 and used $8,072,349 in its operating activities. The Company has not generated any revenues, has incurred net losses since inception and does not expect to generate revenues in the near term. Factors such as these and the Company’s projected cash burn raised substantial doubt about its ability to continue as a going concern for at least one year from the issuance of these financial statements. However, management has substantial latitude as to the timing and amount of the expenses it incurs and such latitude and control of those expenditures alleviated the substantial doubt. The Company believes, due in part to such latitude and control, that it has sufficient capital to meet its operating expenses and obligations for the next twelve months from the date of this filing. However, if unanticipated difficulties or circumstances arise, the Company may require additional capital sooner to support its operations. If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail its research and development activities and/or other operations until such time as additional capital becomes available. Such limitation of its activities would allow the Company to slow its rate of spending and extend its use of cash until additional capital is raised. There can be no assurance that such a plan would be successful. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain such financing on reasonable terms.

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

Investments

Investments consist of U.S. Treasury Bills of $13,392,274, which are classified as held-to-maturity. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. All of the Company’s U.S. Treasury Bills mature within the next twelve months. Unrealized gains and losses are de minimus. As of September 30, 2019, the carrying value of the Company’s U.S. Treasury Bills approximates their fair value due to their short-term maturities.

Common Stock Purchase Warrants

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets, liabilities and equity is required.  The Company’s free-standing derivatives consist of warrants to purchase common stock that were issued in connection with its notes payable and private offering. The Company evaluated these warrants to assess their proper classification using the applicable criteria enumerated under U.S. GAAP and determined that the common stock purchase warrants meet the criteria for equity classification in the accompanying condensed balance sheets as of September 30, 2019 and December 31, 2018.

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

The weighted-average fair value of options and warrants has been estimated on the grant date or measurement date using the Black-Scholes pricing model. The fair value of each instrument is estimated on the grant date or measurement date utilizing certain assumptions for a risk-free interest rate, volatility and expected remaining lives of the awards. The risk-free interest rate used is the United States Treasury rate for the day of the grant having a term equal to the life of the equity instrument. Beginning with the current year, the fair value of stock-based payment awards issued was estimated using a volatility derived from the Company’s share price. Prior to the current year, the Company had a limited history of being publicly traded and estimated the fair value of stock-based payment awards using a volatility derived from an index of comparable entities. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options and the number of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

The weighted-average Black-Scholes assumptions are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Expected life	-	2 years	6.25 years	4 years
Risk free interest rate	-	2.60%	2.21%	2.63%
Expected volatility	-	83%	76%	82%
Expected dividend yield	-	0%	0%	0%
Forfeiture rate	-	0%	0%	0%

As of September 30, 2019, total unrecognized stock option compensation expense was $5,343,633, which will be recognized as those options vest over a period of approximately four years. The amount of future stock option compensation expense could be affected by any future option grants or by any option holders leaving the Company before their grants are fully vested.

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

	As of September 30,
	2019	2018
Options	7,656,396	5,525,834
Warrants	4,907,223	4,964,205
Totals	12,563,619	10,490,039

Recent Accounting Pronouncements

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). These amendments provide clarifications and corrections to certain ASC subtopics including, but not limited to, the following: Income Statement - Reporting Comprehensive Income – Overall (Topic 220-10), Debt - Modifications and Extinguishments (Topic 470-50), Distinguishing Liabilities from Equity – Overall (Topic 480-10), Compensation - Stock Compensation - Income Taxes (Topic 718-740) and Fair Value Measurement – Overall (Topic 820-10). The majority of the amendments in ASU 2018-09 are effective in annual periods beginning after December 15, 2018. The adoption of ASU 2018-09 did not have a material impact on the financial statements contained herein.

Note 4 - Accrued Liabilities

Accrued liabilities consist of:

	As of	As of
	September 30, 2019	December 31, 2018
Lab services & supplies	$105,920	$103,766
Professional & other fees	82,239	16,048
Interest	465,507	231,999
Total accrued liabilities	$653,666	$351,813

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

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 5 - Commitments and Contingencies (continued)

Operating Lease

The Company is a party to (i) a lease agreement for laboratory space leased on a month-to month basis that is part of a shared facility in Menlo Park, California and (ii) a one-year lease agreement for office space in Fairfield, New Jersey, which expires in September 2020.

Rent expense was $88,438 and $73,723 for the three months ended September 30, 2019 and 2018, respectively. Rent expense was $258,817 and $214,435 for the nine months ended September 30, 2019 and 2018, respectively.

Note 6 - Stockholders’ Equity

Stock Options

The Company has an incentive stock plan, the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”), and has granted stock options to employees, non-employee directors and consultants from the 2011 Plan. Options granted under the 2011 Plan may be Incentive Stock Options or Non-statutory Stock Options, as determined by the Administrator at the time of grant. As of September 30, 2019, there were 1,374,524 shares remaining available for issuance under the 2011 Plan.

During the nine months ended September 30, 2019, the Company granted stock options to employees and non-employee directors to purchase 2,579,000 shares of the Company’s common stock with grant date prices that ranged between $1.72 to $3.15 per share. The stock options have terms of ten years and are subject to vesting based on continuous service of the awardee over periods ranging between zero and four years. The stock options have an aggregate grant date fair value of $3,266,611.

The stock options granted during the nine months ended September 30, 2019 included an option to purchase 430,000 shares of common stock that contained service and performance conditions to be met for those options to begin vesting. The option holder had to be continuously employed to meet the service condition and attain certain funding milestones over a two-year period to satisfy the performance condition.

During the nine months ended September 30, 2019, stock options to purchase 233,214 shares of common stock were exercised for cash proceeds of $273,572.

During the nine months ended September 30, 2019, stock options to purchase 177,672 shares of common stock were cancelled and the shares underlying such awards were returned to the stock option pool for future issuance.

The Company recorded stock-based compensation as follows:

	For the Three Months Ended September 30,		For Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$201,259	$1,188,545	$711,401	$2,299,934
General and administrative	383,251	424,809	1,300,932	1,100,598
Total	$584,510	$1,613,354	$2,012,333	$3,400,532

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 - Stockholders’ Equity (continued)

The following table represents stock option activity for the nine months ended September 30, 2019:

			Weighted Average
	Stock Options		Exercise Price		Fair Value	Contractual	Aggregate
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Intrinsic Value
Balance – December 31, 2018	5,488,282	4,384,294	$2.10	$1.32	$1.32	5.80	$-
Granted	2,579,000	-	-	-	-	-	-
Exercised	(233,214)	-	-	-	-	-	-
Cancelled	(177,672)	-	-	-	-	-	-
Balance – September 30, 2019	7,656,396	4,646,317	$2.14	$1.50	$1.50	6.27	$1,657,554

The following table summarizes information on stock options outstanding and exercisable as of September 30, 2019:

Grant Price		Weighted Average Exercise	Total	Number	Weighted Average
From	To	Price	Outstanding	Exercisable	Remaining Contractual Term
$0.26	$2.02	$0.89	3,298,353	3,282,936	3.81 years
$2.10	$4.60	$2.47	3,665,043	936,167	8.89 years
$5.30	$8.86	$6.62	693,000	427,214	8.61 years
		Totals	7,656,396	4,646,317

Warrants

During the nine months ended September 30, 2019, warrants to purchase 50,000 shares of the Company’s common stock were exercised for aggregate cash proceeds of $57,500.

			Weighted Average
	Warrants		Exercise Price		Fair Value	Contractual	Aggregate
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Intrinsic Value
Balance – December 31, 2018	4,964,205	4,907,223	$2.39	$2.39	$1.14	2.27	$-
Granted	-	-	-	-	-	-	-
Exercised	(50,000)	-	-	-	-	-	-
Cancelled	(6,982)	-	-	-	-	-	-
Balance – September 30, 2019	4,907,223	4,907,223	$2.40	$2.40	$1.11	1.55	$883,793

During the nine months ended September 30, 2019, warrants to purchase 6,982 shares of the Company’s common stock expired and were cancelled.

Note 7 – Non-Cash Expenses

The following table details the Company’s non-cash expenses included in the accompanying condensed statements of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Stock-based compensation	$584,510	$1,613,354	$2,012,333	$3,400,532
Depreciation & amortization	36,468	19,290	107,951	53,602
Subtotal	$620,978	$1,632,644	$2,120,284	$3,454,134

Other expense:
Amortization of debt discount	105,085	105,085	315,255	206,039
Total non-cash expenses	$726,063	$1,737,730	$2,435,539	$3,660,173

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 8 – Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date on which the condensed financial statements were issued require adjustment or disclosure in the Company’s condensed financial statements.

On October 18, 2019, the Company granted stock options to purchase 200,000 shares of its common stock with an exercise price of $1.43 per share. The stock options have a term of ten years and are subject to vesting based on continuous service of the awardee over a four-year period.

Subsequent to September 30, 2019, a total of 15,000 stock options were exercised for cash proceeds of $8,600.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). All references to the third quarter mean the three-month period ended September 30, 2019, and all references to the first nine months of 2019 and 2018 mean the nine-month periods ended September 30, 2019 and 2018, respectively. Unless the context otherwise requires, “CohBar,” “we,” “us” and “our” refer to CohBar, Inc.

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

CohBar has filed more than 65 provisional patent applications that cover CohBar-identified MDPs and their novel, improved analogs, including claims directed to composition-of-matter and methods-of-use. We intend to file non-provisional patent applications for those MDPs and analogs within our pipeline based on further assessment of their therapeutic and commercial potential, as well as strategic and competitive considerations.

Our lead MBT candidate for the potential treatment of NASH and obesity is CB4211, a novel optimized analog of the MOTS-c MDP. In July 2018, we announced the initiation of a Phase 1a/1b clinical study of CB4211. The double-blind, placebo-controlled clinical study is designed to initially assess the safety, tolerability, and pharmacokinetics of CB4211 following single and multiple-ascending doses in healthy subjects. The final Phase 1b stage of the study, which is currently in the recruitment phase, is designed to assess the safety, tolerability, and activity of CB4211 in obese subjects with non-alcoholic fatty liver diseases (NAFLD). Assessments will include changes in liver fat assessed by MRI-PDFF, body weight, and biomarkers relevant to NASH and obesity.

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

We have financed our operations primarily with proceeds from sales of our equity securities, including our initial public offering (IPO), private placements, a debt offering, public sales of our securities, and the exercise of outstanding warrants and stock options. Since our inception through September 30, 2019, our operations have been funded with an aggregate of approximately $56.3 million from the sale and issuance of equity instruments and debt.

Since inception, we have incurred significant operating losses. Our net losses were $9,328,053 and $11,515,740 for the nine months ended September 30, 2019 and 2018, respectively. Our net losses included $2,435,539 and $3,660,173 of non-cash expenses for the nine months ended September 30, 2019 and 2018, respectively. Our net losses excluding non-cash expenses were $6,892,514 and $7,855,567 for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $49,276,606. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate incurring increasing expenses as we advance CB4211 through the clinic, and as we conduct pre-clinical development of our other research peptides, continue development of our MBTs and seek to expand our intellectual property portfolio.

Financial Operations Review

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the near future. In the future, we will seek to generate revenue from product sales, either directly or under any future licensing, development or similar relationship with a strategic partner.

Research and Development Expenses

Our research and development programs include activities in support of the clinical development of our lead MBT candidate program, CB4211, as well as the operation of our platform technology related to the discovery and development of new MBTs, evaluation of newly discovered MDPs, design of novel improved analogs, evaluation of their therapeutic potential and optimization of their characteristics as potential MBT drug development candidates. Depending on factors of capability, cost, efficiency and intellectual property rights, we conduct our research programs at our laboratory facility, or externally, pursuant to contractual arrangements with CROs or under collaborative arrangements with academic institutions.

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

Research and development activities are central to our business model. Most of our MBT drug target candidates are in early stages of investigational research. Candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase for the foreseeable future as our product candidate development programs progress. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control may impact our clinical development programs and plans.

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

	For The Three Months Ended September 30,		Change
	2019	2018	$	%
Operating expenses:
Research and development	$1,943,746	$3,435,509	$(1,491,763)	-43%
General and administrative	1,283,721	1,061,709	222,012	21%
Total operating expenses	$3,227,467	$4,497,218	$(1,269,751)	-28%

Comparison of Three Months Ended September 30, 2019 and 2018

Research and development expenses were $1,943,746 in the three months ended September 30, 2019 compared to $3,435,509 in the prior year period, a decrease of $1,491,763, or 43%. The decrease in research and development expenses was primarily due to lower stock-based compensation costs of $987,286 and a decrease in clinical and pre-clinical costs of $847,164 related to the timing of those expenses. These decreases were partially offset by an increase of $260,236 in expenses associated with our research programs focused on continuing our development of peptides. We expect research and development expenses to increase in the coming quarters as we continue to advance our lead MBT candidate program through our clinical trial and evaluate and optimize other MDPs as potential MBT drug candidates.

General and administrative expenses were $1,283,721 in the three months ended September 30, 2019 compared to $1,061,709 in the prior year period, an increase of $222,012, or 21%. The increase was primarily due to a $60,250 increase in directors’ fees due to the costs incurred in the current year quarter for changes in board compensation and the appointment of new directors in prior periods, a $53,860 increase in investor relations expenses due to the timing of those costs in the current year quarter and a $37,660 increase in insurance expense primarily related to higher directors and officers insurance premium costs. We expect general and administrative expenses for the year ending December 31, 2019 to be higher in comparison to the prior year  as we incur the increased costs for such items as noted above.

	For The Nine Months Ended September 30,		Change
	2019	2018	$	%
Operating expenses:
Research and development	$4,734,020	$7,948,951	$(3,214,931)	-40%
General and administrative	4,279,223	3,290,113	989,110	30%
Total operating expenses	$9,013,243	$11,239,064	$(2,225,821)	-20%

Comparison of Nine Months Ended September 30, 2019 and 2018

Research and development expenses were $4,734,020 in the nine months ended September 30, 2019 compared to $7,948,951 in the prior year period, a decrease of $3,214,931, or 40%. The decrease in research and development expenses was primarily due to a decrease in clinical and pre-clinical costs of $2,493,430 related to the timing of those expenses and lower stock-based compensation costs of $1,588,533. These decreases were partially offset by an increase of $1,045,940 in expenses associated with our research programs focused on continuing our development of peptides.

General and administrative expenses were $4,279,223 in the nine months ended September 30, 2019 compared to $3,290,113 in the prior year period, an increase of $989,110, or 30%. The increase was due to a $200,333 increase in stock-based compensation primarily related to new grants made in the current year period, a $180,875 increase in directors fees due to the changes in board compensation made in the prior year period and appointment of our new directors in the current year period, a $159,986 increase in investor relations due to the timing of those costs in the current year period, a $135,397 increase in recruiting costs related to our search for a new Chief Executive Officer and a $127,134 increase in legal fees primarily related to costs associated with the protection of our intellectual property.

Liquidity and Capital Resources

As of September 30, 2019, we had a cash balance of $1,027,503. We maintain our cash in a checking and savings account on deposit with a banking institution in the United States. We also maintain a portfolio of short-term highly liquid securities investing in U.S. Treasury Bills. As of September 30, 2019, we had an investments balance of $13,392,274.

As of September 30, 2019, we had working capital and stockholders’ equity of $13,708,986 and $10,977,970, respectively. During the nine months ended September 30, 2019, we incurred a net loss of $9,328,053. We have not generated any revenues, have incurred net losses since inception and do not expect to generate revenues in the near term. Factors such as these and our projected cash burn raised substantial doubt about our ability to continue as a going concern for at least one year from the issuance of these financial statements. However, we have substantial latitude as to the timing and amount of the expenses incurred and such latitude and control of those expenditures alleviated the substantial doubt. We believe, due in part to such latitude and control of our expenses, that we have sufficient capital to meet our operating expenses and obligations for the next twelve months from the date of this filing.  However, if unanticipated difficulties or circumstances arise we may require additional capital sooner to support our operations. If we are unable to raise additional capital whenever necessary, we may be forced to decelerate or curtail our research and development activities and/or other operations until such time as additional capital becomes available. Such limitation of our activities would allow us to slow our rate of spending and extend our use of cash until additional capital is raised. There can be no assurance that such a plan will be successful. There is no assurance that additional financing will be available when needed or that we will be able to obtain such financing on reasonable terms.

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2019 and 2018 was $8,072,349 and $8,442,522, respectively. The cash used in operations for the nine months ended September 30, 2019 was primarily due to our reported net loss of $9,328,053, the decrease in accounts payable of $765,340 due to the timing of payments made during the current year period and a decrease in accrued payroll and other compensation of $503,576 due to payments made on these expenses during the current year period. These decreases were partially offset by net loss adjustments of $2,012,333 in stock-based compensation and $329,888 in amortization of debt related costs. The cash used in operations for the nine months ended September 30, 2018 was primarily due to our net loss of $11,515,740 and the $321,775 decrease in accrued payroll and other compensation primarily related to the payment of bonuses accrued at the end of the prior year, partially offset by $3,400,532 in stock-based compensation expense.

Cash Flows from Investing Activities

Net cash provided by investing activities was $3,046,438 in the nine months ended September 30, 2019, and was due to the timing of redemptions of our investments in certificates of deposit and treasury bills. Net cash used in investing activities was $9,964,804 in the nine months ended September 30, 2018, and was due to the timing of purchases of our investments in certificates of deposit and treasury bills.

Cash Flows from Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2019 and 2018 was $331,072 and $24,273,390, respectively. Cash provided by financing activities in the nine months ended September 30, 2019 was due to the exercise of warrants and stock options. Cash provided by financing activities in the nine months ended September 30, 2018 was due to the receipt of net proceeds totaling $19,304,081 from our Controlled Equity Offering, $3,902,500 from the issuance of promissory notes and $1,124,732 from the exercise of warrants and stock options.

Contractual Obligations

We are a party to (i) a lease agreement for laboratory space leased on a month-to month basis that is part of a shared facility in Menlo Park, California and (ii) a one-year lease agreement for office space in Fairfield, New Jersey, which expires in September 2020.

Rent expense was $88,438 and $73,723 for the three months ended September 30, 2019 and 2018, respectively. Rent expense was $258,817 and $214,435 for the nine months ended September 30, 2019 and 2018, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet financing arrangements at September 30, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our operations to date have consumed substantial amounts of cash, and we expect our capital and operating expenditures to continue to increase in the next few years. We may not be able to generate significant revenues for several years, if at all. Until we can generate significant revenues, if ever, we expect to satisfy our future cash needs through equity or debt financing, and/or through any future development collaborations with commercial partners. We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and, in light of our current market capitalization, it may be more difficult to raise the amount of capital needed to support planned development of our product candidates. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to significantly delay, reduce the scope of, or eliminate one or more of our research and development activities. If we are unable to secure additional capital, a Phase 2 clinical trial of CB4211 will be delayed or discontinued. We could also be required to seek collaborators for our product candidate at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to such product candidates.

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

We are an early-stage company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying MDPs for further research, developing our intellectual property portfolio, performing research on identified MDPs and advancing our lead MBT candidate into clinical studies. We have not generated any revenues to date. All of our MBTs are in the concept, research or early clinical stages. Moreover, we cannot be certain that our research and development efforts will be successful or, if successful, that our MBTs will ever be approved by the United States Food and Drug Administration (“FDA”). Typically, it takes 10-12 years to develop one new medicine from the time it is discovered to when it is available for treating patients and longer timeframes are not uncommon. Even if approved, our products may not generate commercial revenues. We have no relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of potential drug candidates either in research, pre-clinical testing or in clinical trials, failure to establish business relationships and competitive disadvantages against other companies. If we fail to become profitable, we may be forced to suspend or cease operations.

If we fail to demonstrate efficacy in our research and clinical trials, our future business prospects, financial condition and operating results will be materially adversely affected.

The success of our research and development efforts will greatly depend on our ability to demonstrate efficacy of MBTs in non-clinical studies, as well as in clinical trials. Non-clinical studies involve testing potential MBTs in appropriate non-human disease models to demonstrate efficacy and safety. Regulatory agencies evaluate these data carefully before they will approve clinical testing in humans. If certain non-clinical data reveals potential safety issues or the results are inconsistent with an expectation of the potential drug’s efficacy in humans, the program may be discontinued or the regulatory agencies may require additional testing before allowing human clinical trials. This additional testing will increase program expenses and extend timelines. We may decide to suspend further testing on our potential drugs if, in the judgment of our management and advisors, the non-clinical test results do not support further development.

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

We cannot predict whether we will encounter problems with our ongoing, planned or any future clinical trials that will cause regulatory agencies, institutional review boards, or us to suspend or delay a trial. For example, in November 2018, we announced the temporary suspension of the Phase 1 clinical trial for CB4211, our lead MBT candidate, in order to address injection site reactions and we resumed the trial in June 2019. Clinical trials and clinical data collection protocols can be delayed for a variety of reasons, including:

●	unanticipated consequences of the formulation of the product candidate requiring us to pause the trial to investigate alternative formulations;

●	the occurrence of unacceptable drug-related side effects or adverse events experienced by participants in our clinical trials;

●	discussions with the FDA regarding the scope or design of our clinical trials and clinical data collection protocols;

●	delays or the inability to obtain required approvals from institutional review boards or other responsible entities at clinical sites selected for participation in our existing or future clinical trials;

●	adverse findings in clinical or nonclinical studies related to the safety of our product candidates in humans;

●	the amendment of clinical trial or data collection protocols to reflect changes in regulatory requirements and guidance or other reasons, as well as subsequent re-examination of amendments of clinical trial or data collection protocols by institutional review boards or other responsible bodies; and

●	the need to repeat or conduct additional clinical trials as a result of inconclusive or negative results, failure to replicate positive early clinical data in subsequent clinical trials, failure to deliver an efficacious dose of a product candidate, poorly executed testing, a failure of a clinical site to adhere to the clinical protocol, an unacceptable study design or other problems.

In addition, a clinical trial or development program may be suspended or terminated by us, institutional review boards, the FDA or other responsible bodies due to a number of factors, including:

●	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

●	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

●	inability to resume a suspended trial in a timely manner (which we cannot predict with certainty), if at all;

●	unforeseen safety issues or any determination that a trial presents unacceptable health risks;

●	inability to deliver an efficacious dose of a product candidate; and

●	lack of adequate funding to continue the clinical trial.

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

Interim and preliminary or topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim topline or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or topline data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between interim or preliminary or topline data and final data could significantly harm our reputation and business prospects.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive collaboration agreement will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications on which to collaborate, and whether such alternative collaboration project could be more attractive than one with us for our product candidate.

There are a limited number of large pharmaceutical companies with whom we could potentially collaborate, and collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on a timely basis, on acceptable terms or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

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

A key element of our strategy is to identify and test MDPs that play a role in cellular processes underlying our targeted disease indications. A significant portion of the research that we are conducting involves emerging scientific knowledge and drug discovery methods. Our drug discovery efforts may not be successful in identifying MBTs that are useful in treating disease. Our research programs may initially show promise in identifying potential drug development candidates, yet fail to yield candidates for pre-clinical and clinical development for a number of reasons, including:

●	the research methodology used may not be successful in identifying appropriate potential drug development candidates; or

●	potential drug development candidates may, on further study, be shown not to be effective in humans, or to have unacceptable toxicities, harmful side effects or other characteristics that indicate that they are unlikely to be medicines that will receive marketing approval and achieve market acceptance.

Research programs to identify new product candidates require substantial technical, financial and human resources. We may choose to focus our efforts and resources on a potential product candidate that ultimately proves to be unsuccessful. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to timely capitalize on viable commercial products or profitable market opportunities. If we are unable to advance our lead MBT candidate through clinical development or identify other MBTs that are suitable for pre-clinical and clinical development, we will not be able to obtain product revenues in future periods, which likely would result in significant harm to our financial position and negatively affect our ability to continue our operations.

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

We base our outlook regarding the need for funds on many uncertain variables. Such uncertainties include the success of our research and development initiatives, regulatory approvals, the timing of events outside our direct control such as negotiations with potential strategic partners, and other factors. Any of these uncertain events can significantly change our cash requirements as they determine such one-time events as the receipt or payment of major milestones and other payments.

Additional funds will be required to support our operations and if we are unable to obtain them on favorable terms, we may be required to cease or reduce further research and development of our drug product programs, sell or abandon some or all of our intellectual property, merge with another entity or cease operations.

Even if we are able to develop our potential drugs, we may not be able to obtain regulatory approval, or if approved, we may not be able to generate significant revenues or successfully commercialize our products, which will adversely affect our financial results and financial condition and we will have to delay or terminate some or all of our research and development plans, which may force us to cease operations.

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

We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●	reliance on the third party for producing the peptide materials or product candidates according to the detailed specifications;

●	reliance on the third party for regulatory compliance and quality assurance;

●	the possible breach of the manufacturing agreement by the third party;

●	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us; and

●	reliance on the third party for regulatory compliance, quality assurance, and safety and pharmacovigilance reporting.

Third-party manufacturers may not be able to comply with current good manufacturing practices (“cGMP”), regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in us being subject to sanctions, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or medicines, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business and results of operations.

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

Assuming that we are successful in developing our potential drug candidates and receiving regulatory clearances to market our potential products, our ability to successfully penetrate the market and generate sales of those products may be limited by a number of factors, including the following:

●	if our competitors receive regulatory approvals for and begin marketing similar products in the United States, the European Union (“EU”), Japan and other territories before we do, greater awareness of their products as compared to ours will cause our competitive position to suffer;

●	information from our competitors or the academic community indicating that current products or new products are more effective or offer compelling other benefits than our future products could impede our market penetration or decrease our future market share; and

●	the pricing and reimbursement environment for our future products, as well as pricing and reimbursement decisions by our competitors and by payers, may have an effect on our revenues.

If any of these occur, our business could be adversely affected.

Any product candidate we are able to develop and commercialize would compete in the marketplace with existing therapies and new therapies that may become available in the future. These competitive therapies may be more effective, less costly, more easily administered or offer other advantages over any product we seek to market.

Although there are no currently approved therapies for the treatment of NAFLD and NASH, there are numerous therapies in development, including those in clinical trials that are more advanced than ours. Additionally, there are numerous therapies currently marketed to treat diabetes, cancer, Alzheimer’s disease and other diseases for which our potential product candidates may be indicated. For example, if we develop an approved treatment for type 2 diabetes, it would compete with several classes of drugs for type 2 diabetes that are approved to improve glucose control. These include the insulin sensitizers pioglitazone (Actos) and rosiglitazone (Avandia), which are administered as oral once daily pills, and metformin, which is sometimes called an insulin sensitizer and is available as a generic once daily formulation. If we develop an approved treatment for Alzheimer’s disease, it would compete with approved therapies such as donepezil (Aricept), galantamine (Razadyne), memantine (Namenda), rivastigmine (Exelon) and tacrine (Cognex). These therapies are varied in their design, therapeutic application and mechanism of action and may provide significant competition for any of our product candidates for which we obtain market approval. New products may also become available that provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain market approval. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of existing products which are generic or are otherwise less expensive to provide.

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

The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of our products. Our leading product candidate, CB4211, is currently in clinical trials, and if any of our drug candidates enter into clinical trials, or if any of our drug candidates become marketed products, they could potentially harm people or allegedly harm people, possibly subjecting us to costly and damaging product liability claims. Some of the patients who participate in clinical trials are already ill when they enter a trial or may intentionally or unintentionally fail to meet the exclusion criteria. The waivers we obtain may not be enforceable and may not protect us from liability or the costs of product liability litigation. Though we obtained product liability insurance, which we believe is adequate, we are subject to the risk that our insurance will not be sufficient to cover claims. We anticipate that we will need to increase our insurance coverage if we successfully commercialize any product candidate. The insurance costs along with the defense or payment of liabilities above the amount of coverage could cost us significant amounts of money and management distraction from other elements of the business, decrease demand for any product candidates that we may develop, injure our reputation and attract significant negative media attention, and lead to the withdrawal of clinical trial participants, causing our business to suffer. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Compliance with laws and regulations pertaining to the privacy and security of health information may be time consuming, difficult and costly, particularly in light of increased focus on privacy issues in countries around the world, including the United States and the EU.

We are subject to various domestic and international privacy and security regulations. The confidentiality, collection, use and disclosure of personal data, including clinical trial patient-specific information, are subject to governmental regulation generally in the country that the personal data were collected or used. In the United States, we are subject, or expect to be subject, to various state and federal privacy and data security regulations, including but not limited to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009. HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common health care transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. In the EU, personal data includes any information that relates to an identified or identifiable natural person with health information carrying additional obligations, including obtaining the explicit consent from the individual for collection, use or disclosure of the information. In addition, the protection of and cross-border transfers of such data out of the EU has become more stringent with the EU’s General Data Protection Regulation which came into effect in May 2018. Furthermore, the legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues. The United States and the EU and its member states continue to issue new privacy and data protection rules and regulations that relate to personal data and health information. Compliance with these laws may be time consuming, difficult and costly. If we fail to comply with applicable laws, regulations or duties relating to the use, privacy or security of personal data we could be subject to the imposition of significant civil and criminal penalties, be forced to alter our business practices and suffer reputational harm.

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

We own or exclusively license patents and patent applications related to our MDPs and potential MBTs and we anticipate continuing to develop our intellectual property portfolio. However, neither patents nor patent applications ensure the protection of our intellectual property for a number of reasons, including the following:

●	The United States Supreme Court rendered a decision in Molecular Pathology vs. Myriad Genetics, Inc., 133 S.Ct. 2107 (2013) (“Myriad”), in which the court held that naturally occurring DNA segments are products of nature and not patentable as compositions of matter. On March 4, 2014, the U.S. Patent and Trademark Office (“USPTO”) issued guidelines for examination of such claims that, among other things, extended the Myriad decision to any natural product. Since MDPs are natural products isolated from cells, the USPTO guidelines may affect allowability of some of our patent claims (pertaining to natural MDP sequences) that are filed in the USPTO but are not yet issued. Further, while the USPTO guidelines are not binding on the courts, it is likely that as the law of subject matter eligibility continues to develop, Myriad will be extended to natural products other than DNA. Thus, our issued U.S. patent claims directed to MDPs as compositions of matter may be vulnerable to challenge by competitors who seek to have our claims rendered invalid. While Myriad and the USPTO guidelines described above will affect our patents only in the United States, there is no certainty that similar laws or regulations will not be adopted in other jurisdictions.

●	Competitors may interfere with our patenting process in a variety of ways. Competitors may claim that they invented the claimed invention prior to us. Competitors may also claim that we are infringing their patents and restrict our freedom to operate. Competitors may also contest our patents and patent applications, if issued, by showing in various patent offices that, among other reasons, the patented subject matter was not original, was not novel or was obvious. In litigation, a competitor could claim that our patents and patent applications are not valid or enforceable for a number of reasons. If a court agrees, we would lose some or all of our patent protection.

●	As a company, we have no meaningful experience with competitors interfering with our patents or patent applications. In order to enforce our intellectual property, we may need to file a lawsuit against a competitor. Enforcing our intellectual property in a lawsuit can take significant time and money. We may not have the resources to enforce our intellectual property if a third party infringes an issued patent claim. Infringement lawsuits may require significant time and money resources. If we do not have such resources, the licensor is not obligated to help us enforce our patent rights. If the licensor does take action by filing a lawsuit claiming infringement, we will not be able to participate in the suit and therefore will not have control over the proceedings or the outcome of the suit.

●	Because of the time, money and effort involved in obtaining and enforcing patents, our management may spend less time and resources on developing potential drug candidates than they otherwise would, which could increase our operating expenses and delay product programs.

●	Our licensed patent applications directed to the composition and methods of using MOTS-c, an MDP, and SHLP-6, which we consider as a research peptide for the potential treatment of cancer, have not yet been issued. There can be no assurance that these or our other licensed patent applications will result in the issuance of patents, and we cannot predict the breadth of claims that may be allowed in our currently pending patent applications or in patent applications we may file or license from others in the future.

●	Issuance of a patent may not provide much practical protection. If we receive a patent of narrow scope, then it may be easy for competitors to design products that do not infringe our patent(s).

●	We have limited ability to expand coverage of our licensed patent related to SHLP-2 and our licensed patent application related to SHLP-6 outside of the United States. The lack of patent protection in international jurisdictions may inhibit our ability to advance MBT drug candidates in these markets.

●	If a court decides that the method of manufacture or use of any of our drug candidates infringes on a third-party patent, we may have to pay substantial damages for infringement.

●	A court may prohibit us from making, selling or licensing a potential drug candidate unless the patent holder grants a license. A patent holder is not required to grant a license. If a license is available, we may have to pay substantial royalties or grant cross licenses to our patents, and the license terms may be unacceptable.

●	Redesigning our potential drug candidates so that they do not infringe on other patents may not be possible or could require substantial funds and time.

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

Our independent registered public accounting firm will not be required to attest formally to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act) until we are no longer an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012 (JOBS Act). We will be an emerging growth company until December 31, 2020, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30th before that time, in which case we would no longer be an emerging growth company as of the following December 31st. Accordingly, you will not likely be able to depend on any attestation concerning our internal control over financial reporting from our independent registered public accountants in the near term.

If we fail to establish and maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our common stock.

While we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on The Nasdaq Capital Market (Nasdaq).

As we continue to grow, we expect to hire additional personnel and may utilize external temporary resources to implement, document and modify policies and procedures to maintain effective internal controls. However, it is possible that we may identify deficiencies and weaknesses in our internal controls. If material weaknesses or deficiencies in our internal controls exist and go undetected or unremediated, our consolidated financial statements could contain material misstatements that, when discovered in the future, could cause us to fail to meet our future reporting obligations and cause the price of our common stock to decline

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analysts who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

As of September 30, 2019, our executive officers and directors own, as a group, approximately 32.7% of the outstanding shares of our common stock. Additionally, our executive officers and directors own, as a group, options and warrants exercisable for approximately 10.7% of our outstanding common stock, assuming exercise of such options and warrants. As a result, our management could exert significant influence over matters requiring stockholder approval, including the election of our board of directors, the approval of mergers and other extraordinary transactions, as well as the terms of any of these transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could in turn have an adverse effect on the fair market value of our company and our common stock. These actions may be taken even if they are opposed by our other stockholders.

The requirements of being a public company may strain our resources, divert management’s attention and require us to disclose information that is helpful to competitors, make us more attractive to potential litigants and make it more difficult to attract and retain qualified personnel.

As a public company, we are subject to the reporting requirements of the Securities Act of 1933, as amended, the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and applicable Canadian securities rules and regulations. Despite recent reforms made possible by the JOBS Act, compliance with these rules and regulations creates significant legal and financial compliance costs and makes some activities difficult, time-consuming or costly. The Exchange Act and applicable Canadian provincial securities legislation require, among other things, that we file annual, quarterly and current reports with respect to our business and operating results.

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

U.S. federal income tax reform and changes in other tax laws could adversely affect us.

In December 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (TCJA) was signed into law, significantly reforming the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of business interest, allows for the expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a partial “territorial” system, and modifies or repeals many business deductions and credits.

We continue to examine the impact the TCJA may have on our business. The TCJA is a far-reaching and complex revision to the U.S. federal income tax laws with disparate and, in some cases, countervailing impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas. The long-term impact of the TCJA on the overall economy, the industries in which we operate and our and our partners’ businesses cannot be reliably predicted at this early stage of the new law’s implementation. There can be no assurance that the TCJA will not negatively impact our operating results, financial condition, and future business operations. The estimated impact of the TCJA is based on our management’s current knowledge and assumptions, following consultation with our tax advisors. Because of our valuation allowance in the U.S., ongoing tax effects of the TCJA are not expected to materially change our effective tax rate in future periods.

In addition, new legislation or regulation which could affect our tax burden could be enacted by any governmental authority. We cannot predict the timing or extent of such tax-related developments which could have a negative impact on our financial results. Additionally, we use our best judgment in attempting to quantify and reserve for these tax obligations. However, a challenge by a taxing authority, our ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions could have a material adverse effect on our business, results of operations, or financial condition.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as a global financial crisis, could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruptions. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

We or the third parties upon whom we depend may be adversely affected by natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

Our employees, principal investigators, CROs and consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with the regulations of FDA and non-U.S. regulators, provide accurate information to the FDA and non-U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical studies, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

COHBAR, INC.

Date: November 7, 2019	By:	/s/ Jeffrey F. Biunno
Jeffrey F. Biunno
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)