Form 10-K
period 2019-12-31
CohBar, Inc.
filed 2020-03-12
CIK 1522602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(650) 446-7888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CWBR	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2019) was $49,643,648, based upon the last price of the Registrant’s common stock as reported on the Nasdaq Capital Market on such date. As of March 9, 2020, the registrant had outstanding 43,141,399 shares of common stock.

Documents Incorporated by Reference

The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for its 2020 Annual Meeting of Shareholders. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019.

COHBAR, INC.

2019 FORM 10-K ANNUAL REPORT

i

PART I

Forward-Looking Statements

This report, including sections entitled “Business,” “Risk Factors” and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on our current expectations, estimates, forecasts, and projections about our business, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “may”, “will”, “should”, “could”, “anticipate”, “believe”, “expect”, “intend”, “plan”, “potential”, “continue” and similar expressions are intended to identify these forward-looking statements. Examples of such forward-looking statements include statements regarding:

●	our future results of operations and financial position, business strategy, market size and potential growth opportunities:

●	preclinical and clinical development activities;

●	efficacy and safety profiles of our clinical candidates;

●	the anticipated therapeutic properties of our MBT drug development candidates;

●	expectations regarding our ability to effectively protect our intellectual property; and

●	expectations regarding our ability to attract and retain qualified employees and key personnel.

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

Item 1. Business

OVERVIEW

CohBar (“CohBar,” “we,” “us,” “our,” “its” or the “Company”) is a clinical stage biotechnology company focused on the research and development of mitochondria based therapeutics (MBTs), an emerging class of drugs for the treatment of chronic and age-related diseases. Mitochondria based therapeutics originate from the discovery by CohBar’s founders of a novel group of naturally occurring mitochondrial-derived peptides within the mitochondrial genome that regulate metabolism and cell death, and whose biological activity declines with age. To date, the Company has discovered more than 100 mitochondrial-derived peptides. CohBar’s efforts focus on the development of these peptides into therapeutics that offer the potential to address a broad range of diseases, including nonalcoholic steatohepatitis (NASH), obesity, cancer, fibrotic diseases including idiopathic pulmonary fibrosis (IPF), type 2 diabetes (T2D), cardiovascular and neurodegenerative diseases. The Company’s lead compound, CB4211, is in the phase 1b stage of a phase 1a/1b clinical trial for NASH and obesity. In addition, CohBar has four preclinical programs, including two in cancer, one in fibrotic diseases and one in T2D.

We have substantially expanded our preclinical pipeline in 2019. Our expanded pipeline greatly strengthens our belief that there are potentially multiple novel therapeutics that can be developed from peptides encoded in the mitochondrial genome.

The application of MBTs originates from almost two decades of research by our founders, resulting in their discovery of a novel group of mitochondrial-derived peptides (MDPs) encoded within the mitochondrial genome. Some of these naturally occurring MDPs and their analogs have demonstrated a range of biological activity and therapeutic potential in research models across multiple diseases including NASH, obesity, cancer, fibrotic diseases including IPF, T2D, cardiovascular and neurodegenerative diseases. Many chronic and age-related diseases are associated with a decrease in number and function of mitochondria.

Mitochondrial dysfunction can result in decreased levels of mitochondrially encoded peptides, some of which are secreted and have been shown to regulate cellular, metabolic, immunologic and other key processes, ranging from energy homeostasis to cytoprotection. We believe MBTs, which are novel modified analogs of mitochondrially derived peptides, represent an entirely new frontier and an emerging new class of potential drugs for the treatment of chronic and age-related diseases.

We believe CohBar is the first mover in exploring the mitochondrial genome for therapeutically relevant peptides, and has developed a proprietary MBT technology platform, using cell-based assays and animal models of disease, to rapidly identify naturally occurring MDPs with promising biological activity. Once identified, we deploy optimization techniques to improve the drug-like properties of our MBT candidates, enabling us to match the most biologically promising peptides to disease indications that have substantial unmet medical needs. Our ongoing research and development activities focus on discovery and development of novel improved MDP analogs that have the greatest therapeutic and commercial potential.

Our lead MBT candidate for the potential treatment of NASH and obesity is CB4211, a novel refined analog of the MOTS-c MDP. In July 2018, we announced the initiation of a Phase 1a/1b clinical study of CB4211. The double-blind, placebo-controlled clinical study is designed to initially assess the safety, tolerability, and pharmacokinetics of CB4211 following single and multiple-ascending doses in healthy subjects. The final Phase 1b stage of the study, which is currently in the recruitment phase, is designed to assess the safety, tolerability, and activity of CB4211 in obese subjects with non-alcoholic fatty liver disease (NAFLD). Assessments will include changes in liver fat assessed by MRI-PDFF, body weight, and biomarkers relevant to NASH and obesity.

In November 2018, the Company announced a temporary suspension of our Phase 1 clinical study of CB4211 to address mild but persistent injection site reactions. These injection site reactions, which were observed in the early Phase 1a dose escalation part of the study, were generally seen as painless bumps at the injection site that could be felt under the skin, but in most cases were otherwise undetectable. We established, based on the data accumulated and expert review, that some of the administered dose of CB4211 remained localized in the tissue at the injection site, thereby causing these bumps to occur without any associated immune or inflammatory reactions. In May 2019, we received regulatory feedback for our plan to address this issue.

In June 2019 we resumed the trial. Since the study resumed, we have not observed any persistent injection site bumps. In November 2019, we announced the completion of the Phase 1a portion of the clinical trial and the commencement of the recruiting phase of the final Phase 1b stage of the study.

While topline data is expected in the third quarter of 2020, we cannot predict with certainty when such data will be available. We added additional clinical sites to facilitate timely completion of the study.

Our internal discovery efforts have resulted in the identification of more than 100 previously unidentified peptides encoded within the mitochondrial genome. Many of these MDPs and their analogs have demonstrated various degrees of biological activity in cell based and/or animal models relevant to a wide range of diseases, such as NASH, obesity, cancer, fibrotic diseases and T2D. Our research efforts have further identified and focused on certain of these MDPs and their analogs that have demonstrated the greatest therapeutic potential for treating indications related to those diseases. CohBar has four preclinical programs, including two in cancer, one in fibrotic diseases and one in T2D.

•	MBT5 Analogs (CXCR4 Antagonists) for Cancer and Other Disease Indications: Our discovery efforts have resulted in the identification of a family of novel potent and selective peptide inhibitors of CXCR4, MBT5 analogs, and we have demonstrated positive preclinical effects of an MBT5 analog in combination with chemotherapy in a model of aggressive melanoma.

•	MBT2 Analogs for Fibrotic Diseases: Our discovery efforts have resulted in the identification of a family of novel peptides, MBT2 analogs, and we have demonstrated anti-fibrotic and anti-inflammatory effects of an MBT2 analog in vitro in human cells and in vivo in prophylactic and therapeutic models of IPF.

•	MBT3 Analogs for Cancer Immunotherapy: Our discovery efforts have resulted in the identification of a novel peptide family, MBT3 analogs, and we have demonstrated the enhanced killing of cancer cells by human immune cells in the presence of an MBT3 analog.

•	CB5064 Analogs for Type 2 Diabetes: Our discovery efforts have resulted in the identification of a novel family of peptides, CB5064 analogs, some of which demonstrate beneficial effects on glucose tolerance, insulin sensitivity, and weight loss in a diet induced obese (DIO) mouse model of T2D.

We Have a Seasoned Management and Drug Development Team

Our Chief Executive Officer, Steven Engle, has over two decades of experience leading public biotech companies in developing breakthrough products for metabolic, inflammatory, autoimmune, and oncologic diseases. Mr. Engle served as Chairman and CEO of XOMA Corporation, a leader in the development of therapeutic antibodies, and of La Jolla Pharmaceutical Company, which discovered the biology of B cell tolerance and developed the first B cell toleragen candidate for lupus patients. Earlier, he helped to gain FDA approval and to launch Nicotrol for smoking cessation while Vice President of Marketing for Cygnus. He has been a board member of several biotechnology companies, and industry associations including Biotechnology Innovation Organization (BIO), BayBio Institute and Biocom Company.

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

Our scientific team also includes the expertise of our founders and co-founders who serve on our board of directors, Dr. Pinchas Cohen, Dean of the Davis School of Gerontology at the University of Southern California, Dr. Nir Barzilai, Professor of Medicine and Genetics and Director of the Institute for Aging Research at the Albert Einstein College of Medicine, and Dr. John Amatruda, former Senior Vice President and Franchise Head for Diabetes and Obesity at Merck Research Laboratories, as well as our co-founder and advisor Dr. David Sinclair, Professor of Genetics at Harvard Medical School.

We have filed more than 65 provisional patent applications with claims directed to both compositions comprising and methods of using our novel proprietary MDPs and their analogs. We are the exclusive licensee from the Regents of the University of California and the Albert Einstein College of Medicine of six issued U.S. Patents, three pending U.S. applications, five issued foreign patents, and four pending foreign applications. Our licensed patents and patent applications include claims that are directed to compositions comprising MDPs and their analogs and/or methods of their use in the treatment of indicated diseases.

We believe that the proprietary capabilities of our technology platform combined with our scientific expertise and intellectual property portfolio provides a competitive advantage in our mission to treat chronic and age-related diseases through the advancement of MBTs as a new class of transformative drugs.

We believe our technology platform provides multiple opportunities for value creation. Our peptide optimization process is designed to discover numerous potential drug candidate opportunities. These drug candidates may be internally developed by CohBar or advanced through strategic partnerships with larger biopharmaceutical companies. Our strategy of capturing the most valuable MBT space by aggressively filing for broad intellectual property coverage is designed to secure CohBar’s leadership role in the field and protect our ability to create additional value in the future.

 We were formed as a limited liability company in the state of Delaware in 2007, and converted to a Delaware corporation in 2009. We completed our initial public offering of common stock in January 2015 and our common stock is listed for trading on the Nasdaq Capital Market (CWBR).

Our corporate headquarters and laboratory are located in Menlo Park, California.

BUSINESS STRATEGY

Our strategic objective is to secure, maintain and exploit a leading scientific, commercial and intellectual property position in the arena of mitochondria based therapeutics, with best-in-class treatments for chronic and age-related diseases. The key elements of our strategy include:

●	advancing CB4211 through clinical trials;

●	further evaluating and optimizing analogs of MBT5, MBT2, MBT3 and CB5064 for potential clinical candidacy;

●	developing strategic partnerships with leading biopharmaceutical companies and other organizations to advance our research programs and future development and commercialization efforts;

●	maintaining sufficient financial runway to fund our operations, research and clinical development programs;

●	minimizing operating costs and related funding requirements for our research and development activities through careful program management and cost-efficient relationships with academic partners, consultants and contract research organizations (CROs);

●	continuing to strategically expand our intellectual property portfolio to capture all novel therapeutically relevant peptides encoded within the mitochondrial genome and improved analogs; and

●	increasing awareness and recognition of our team, assets, capabilities and opportunities within the investment and scientific communities.

OUR PIPELINE

Our research efforts are focused on identifying, assessing and optimizing new analogs of biologically active MDPs and advancing those candidates with the greatest therapeutic and commercial potential. Our pipeline includes a number of novel peptide analogs of MDPs in different stages of research evaluation as potential MBTs, and one MBT currently in clinical development.

CB4211

In July 2018, we announced the initiation of the Phase 1a stage of a double-blind, placebo-controlled Phase 1a/1b clinical study of our first lead MBT candidate, CB4211, for the potential treatment of NASH and obesity. The Phase 1a stage of the clinical study is designed to initially assess the safety, tolerability, and pharmacokinetics of CB4211 following single and multiple-ascending doses in healthy subjects. The Phase 1b stage of the clinical study is an assessment of safety, tolerability, and activity in obese subjects with non-alcoholic fatty liver disease (NAFLD). Assessments will include changes in liver fat assessed by MRI-PDFF, body weight, and biomarkers relevant to NASH and obesity.

In November 2018, the Company announced a temporary suspension of the Phase 1a stage of our Phase 1a/1b clinical study of CB4211 to address mild, but persistent injection site reactions. These injection site reactions were generally seen as painless bumps at the injection site that can be felt under the skin, but in most cases would be otherwise undetectable. Based on the data accumulated and expert review, we believe that some of the administered dose of CB4211 remained localized in the tissue at the injection site, thereby causing these bumps to occur. In May 2019, we received regulatory feedback for our plan to address this issue, and in June 2019, we resumed the trial. Since the study resumed, we have not observed any persistent injection site bumps.

In November 2019, we announced the completion of the Phase 1a portion of the clinical trial, with the drug being well-tolerated, and the commencement of the recruiting phase of the final Phase 1b stage of the study. While topline data is expected in the third quarter of 2020, we cannot predict with certainty when such data will be available.

CB4211 is our novel, refined analog of MOTS-c, a naturally occurring mitochondrial peptide discovered by Dr. Pinchas Cohen and his academic collaborators in 2012. Their research in cell-based assays and animal models indicated that MOTS-c plays a significant role in the regulation of metabolism. Certain of the original MOTS-c studies were published in an article entitled “The Mitochondrial-Derived Peptide, MOTS-c, Promotes Metabolic Homeostasis and Reduces Obesity and Insulin Resistance,” which appeared in the March 3, 2015 edition of the journal Cell Metabolism.

In preclinical studies conducted by CohBar, CB4211 demonstrated significant therapeutic potential for the treatment of NASH, showing improvements in triglyceride levels, as well as favorable effects on liver enzyme markers associated with NAFLD and NASH. CB4211 also demonstrated significant therapeutic potential for the treatment of obesity, demonstrating significantly greater weight loss together with more selective reduction of fat mass versus lean mass in comparison to a market-leading obesity drug in DIO mice. The therapeutic effects of CB4211 have been further evaluated in the well-established Stelic Animal Model (STAM™) of NASH. In this model, treatment with CB4211 resulted in a significant reduction of the non-alcoholic fatty liver disease activity score, or NAS, a composite measure of steatosis (fat accumulation), inflammation and hepatocyte ballooning (cellular injury). Data from these studies were presented at the American Association for the Study of Liver Disease (AASLD) 2017 Liver Meeting® in October, 2017.

In addition to the therapeutic potential indicated by the preclinical models described above, data were presented at the 2018 American Diabetes Association meeting providing in vitro evidence that CB4211 inhibits adipocyte lipolysis, a process that is foundational in the development of liver steatosis, through an insulin-dependent mechanism. This data provides a potential mechanistic explanation for previous observations in vivo, including efficacy of CB4211 in animal models of NASH, and anti-steatotic effects on livers of mice on a high fat diet, where a corresponding reduction in circulating fat and biomarkers of liver damage was also observed. The activity of CB4211 appears to involve sensitizing insulin action on the insulin receptor.

Research Programs

Our research activities are focused on discovering, optimizing, and prioritizing MDP analogs for development as potential MBTs. Our criteria include examining MDP analogs with the greatest commercial and therapeutic potential, the most suitable development and clinical resources, and the broadest intellectual property protection and exploitation opportunities.

We have substantially expanded our preclinical pipeline in the last year. This expanded pipeline greatly strengthens our belief that there are potentially multiple novel therapeutics that can be developed from peptides encoded in the mitochondrial genome.

CohBar Discovered MDPs and Analogs

Our discovery efforts have resulted in the identification of more than 100 previously unidentified peptides encoded within the mitochondrial genome. Many of these MDPs and their analogs have demonstrated various degrees of biological activity in cell based and/or animal models relevant to a wide range of diseases, such as NASH, obesity, cancer, fibrotic diseases including IPF, T2D, cardiovascular and neurodegenerative diseases. Our research efforts have further identified and focused on certain of these MDPs and their analogs that have demonstrated greatest therapeutic potential for treating indications related to those diseases.

MBT5 Analogs (CXCR4 Antagonists) for Cancer and Other Disease Indications: Our discovery efforts have resulted in the identification of a family of novel potent and selective peptide inhibitors of CXCR4, MBT5 analogs. Analogs of MBT5 have demonstrated high potency at nanomolar levels in in vitro studies of CXCR4 inhibition in cultured cells. In a difficult to treat in vivo animal model of melanoma, the B16F10 syngeneic tumor model, an analog of MBT5 showed enhanced antitumor activity in combination with the chemotherapeutic agent temozolomide.

MBT2 Analogs for Fibrotic Diseases: Our discovery efforts have resulted in the identification of a family of novel peptides, MBT2 analogs, and we have demonstrated anti-fibrotic and anti-inflammatory effects of an MBT2 analog in vitro in human cells and in vivo in prophylactic and therapeutic models of IPF. In these models, an MBT2 analog treatment resulted in the significant reduction in lung fibrosis, inflammation, and collagen levels. In in vitro cell cultures, an MBT2 analog also decreased the production of pro-collagen in cultured human fibroblasts, and inhibited the process of conversion of healthy lung epithelial cells to pathological pro-fibrotic cells.

MBT3 Analogs for Cancer Immunotherapy: Our discovery efforts resulted in the identification of a novel family of peptides, MBT3 analogs, that enhance the killing of cancer cells by human immune cells. An analog of MBT3 produced a highly significant reduction in the number of cancer cells in the presence of peripheral blood mononuclear cells (PBMCs), including T cells, B cells and NK cells.

CB5064 Analogs for Type 2 Diabetes: Our internal discovery efforts have resulted in the identification of a novel family of peptides, CB5064 analogs, that demonstrates beneficial effects on glucose tolerance and weight loss in a DIO mouse model of T2D. The studies demonstrated an interaction of these peptides with the apelin receptor, a key cell surface receptor that is involved in regulation of glucose utilization, fluid homeostasis, and cardiovascular function. Data from these studies were presented at the 2019 American Diabetes Association meeting.

CohBar Licensed MDPs and Analogs

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

All of our pipeline peptides, except for CB4211, our clinical candidate, are in various stages of research. There is no guarantee that any additional MDP analog will be advanced to clinical development, or that the activity demonstrated in preclinical research models will be shown in human testing.

OUR TECHNOLOGY PLATFORM

Our proprietary technology platform is designed to rapidly identify therapeutically relevant peptides encoded within the mitochondrial genome, to evaluate their biological activity, and to develop these peptides into novel refined MBTs that have the potential to treat diseases with major unmet medical needs. We use a broad range of proprietary activity screens to assess the therapeutic potential of our novel peptides and to prioritize our development opportunities. Some of our novel peptides have demonstrated promising biological effects in a variety of in vitro and/or in vivo models of age-related diseases. We are prioritizing the research and development of our novel peptides by assessing their activity in a variety of areas such as metabolic regulation, oxidative stress, cellular energy levels, cell proliferation, cell death, cellular protection, carbohydrate metabolism, lipid metabolism, body weight regulation, regulation of body fat, insulin sensitivity, regulation of glucose, glucose tolerance, liver function, regulation of fibrotic processes, immunomodulatory effects, tumor growth, etc.

Disease Focus

Our research and development focus is on chronic diseases. Our research to date suggests multiple potential therapeutic disease indications for some of our pipeline MDPs. While we believe our current and future MBT drug candidates we identify would initially be advanced against one of the following diseases as a primary indication, it is possible that we may determine to advance a drug candidate for treatment of a different disease as a primary indication. We may determine to advance any future drug candidate against an alternative primary disease indication if, for example, additional data suggests greater therapeutic potential for the drug candidate against the alternative indication, or we determine that the development, approval or commercialization pathway may be more favorable for a drug candidate targeted against the alternative indication.

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

Obesity –– Obesity is now recognized as the most prevalent metabolic disease world-wide, reaching epidemic proportions in both developed and developing countries and affecting all age groups.  More than one-third of the U.S. adult population, and over 40% of U.S. age groups between 45 and 75, have obesity.  The prevalence of class III, or morbid, obesity (body mass index ≥40) has increased dramatically in several countries and currently affects approximately 6% of adults in the U.S., with an estimated increase of 130% over the next two decades. It is expected that by 2030 approximately 50% of the U.S. adult population will be obese and one in four will have severe obesity. Obesity is a major risk factor for age-related diseases such as heart disease, stroke, T2D and certain types of cancer.

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

Fibrotic Diseases – Fibrosis describes the formation of fibrous connective tissue in an organ or tissue as a reparative response to an injury or damage. “Scarring” is used when fibrosis occurs in response to injury. Fibrotic diseases include lung or pulmonary fibrosis, liver fibrosis, cardiac fibrosis, skin fibrosis, scleroderma, and others.

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

Other Potential Disease Indications for MBTs

Previous preclinical studies have demonstrated potential utility of certain MDPs or their analogs in models of the following disease indications:

Neurodegenerative disease – In the brain, neurons connect and communicate at synapses, where tiny bursts of chemicals called neurotransmitters carry information from one cell to another. Alzheimer’s, a neurodegenerative disease, disrupts this process and eventually destroys synapses and kills neurons, damaging the brain’s communication network. There is no cure, and medications on the market today treat only the symptoms of Alzheimer’s disease and do not have the ability to stop its onset or its progression. There is an urgent and unmet need for both a disease-modifying drug for Alzheimer’s disease as well as for better symptomatic treatments.

Cardiovascular – Heart disease is a leading cause of death for both men and women in the United States. Atherosclerosis is a cardiovascular disease commonly referred to as a “hardening” or furring of the arteries. It is caused by the formation of multiple atheromatous plaques within the arteries. This process is the major underlying risk for developing myocardial infarction (heart attack) as those plaques will either narrow the vessel or rupture the vessel, preventing blood flow in the coronary artery to parts of the heart muscle. Cholesterol lowering drugs are considered the main preventive approach to treat atherosclerosis, however these drugs are estimated to prevent only one-third of incidences of myocardial infarction, and there is significant unmet need for additional therapeutic options.

COMPETITION

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our scientific knowledge, technology, and research and development experience provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies, and public and private research institutions. Many of our competitors may have significantly greater financial resources and capabilities for research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do.

There are numerous therapies currently marketed to treat obesity, cancer, fibrosis, and T2D. There are no currently approved therapies for the treatment of NAFLD and NASH, but numerous therapies are in development for NASH. These therapies are varied in their design, therapeutic application and mechanism of action and may provide significant competition for any of our product candidates for which we obtain market approval. New products or therapies may also become available that provide efficacy, safety, convenience and other benefits that are not provided by currently marketed products and therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain market approval.

If a CohBar MBT is developed and approved for the treatment of patients with obesity, it may compete with products currently approved for obesity, such as Saxenda, Contrave, phentermine (Adipex) and other sympathomimetic amines approved for short term use (a few weeks) such as benzphetamine (Didex), diethyoproprion (Tenuate) and phendimetrazine (Bontril), Xenical and Alli, and Qsymia, as well as investigational therapies that are currently being studied for the treatment of obesity, such as CB1-receptor-antagonists, 5-HT receptor agonists, SGLT-2 antagonists, GLP-1 agonists, Adenylate Cyclase 3 activators, GLP1 and GIP co-agonists, GLP1 and Glucagon co-agonists and generic drugs plus other centrally acting drugs, triple agonists, other gut hormone derived drugs, amylin mimetics such as davalintide, dual amylin and calcitonin receptor agonists,  peptide YY, leptin analogues such as combination pramlintide-metreleptin, and other products such as the methionine aminopeptidase 2 inhibitor beloranib, the lipase inhibitor, cetilistat, the triple monoamine reuptake inhibitor, tesofensine, fibroblast growth factor 21 and anti-obesity vaccines against ghrelin, somatostatin, and adenovirus36.

If a CohBar MBT is developed and approved for treatment of patients with NASH, it may compete with several investigational therapies that are currently being studied for the treatment of NAFLD/NASH including, for example, FXR activators, PXR activators, ACC1/2 inhibitors, PPAR-α, -γ and -δ activators, SREBP2/MIR-33a inhibitors, DGAT1 or 2 inhibitors, CCR2/5 antagonists, TRbeta agonists, uncouplers, GLP1 agonists and dual and triple incretin agonists, SGLT2 inhibitors, FGF19 and 21 analogs, galectin 3 antagonists, CXCR3 antagonists and numerous other potential therapeutics.

If a CohBar MBT is developed and approved for the treatment of patients with cancer, it would compete with all approved therapies for the cancer it is approved to treat. Since the specific cancer that these investigational therapies might be approved to treat is unknown, and approved therapies for cancer are often studied in multiple other cancers for which the sponsor may seek approval, they would theoretically compete with any pharmaceutical agent that is approved to treat cancer. Both new and existing drugs are being studied for the treatment of cancer, and if these investigational indications were approved, they could also compete with an MBT developed and approved for the treatment of cancer.

If a CohBar MBT is developed and approved for the treatment of patients with a fibrotic disease, it would compete with all approved therapies for the fibrotic diseases it is approved to treat. Since the specific fibrotic disease that these investigational therapies might be approved to treat is unknown, and approved therapies for fibrotic diseases are often studied in other types of fibrotic disease for which the sponsor may seek approval, they would theoretically compete with any pharmaceutical agent that is approved to treat fibrotic disease. Both new and existing drugs are being studied for the treatment of fibrotic diseases, if these investigational indications were approved, they could also compete with an MBT developed and approved for the treatment of fibrotic diseases.

If a CohBar MBT is developed and approved for treatment of patients with T2D, it would compete with several classes of drugs for T2D that are approved to improve glucose control, including sulfonylureas, glinides, PPAR gamma agonists, biguanides, alpha glucosidase inhibitors, DPP IV inhibitors, GLP1 agonists, SGLT2 inhibitors, bromocriptine and insulin. Insulin sensitizing agents approved to treat T2D are the PPAR gamma agonists pioglitazone and rosiglitazone. Some of these agents are not generic, are oral once-daily pills and are effective in lowering glucose and A1C. Metformin is also sometimes called an insulin sensitizer. It is available as a generic and comes in a once-daily formulation. Drugs approved for obesity may also be used to treat T2D. In addition, there are several investigational drugs being studied to treat T2D, and if these investigational therapies were approved, they would also compete with an MBT developed and approved for T2D.

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

PARTNERING

We believe our technology platform provides multiple opportunities for value creation. Our multiplexed peptide optimization process is designed to discover numerous potential drug candidate opportunities with near term value. These drug candidates can be internally developed by CohBar or advanced through strategic partnerships with larger biopharmaceutical companies. At the same time, our strategy of capturing the most valuable MBT space by aggressively filing for broad intellectual property coverage is designed to secure CohBar’s leadership role in the field and protect our ability to create additional value in the future.

EMPLOYEES

As of March 9, 2020, we had 13 employees, twelve full-time and one part-time. In addition to our employees, our founders consult directly with our employees and scientific staff from time to time to advance our research programs. Our founders provide advisory services in the areas of peptide research, genetics, aging and age-related diseases, drug discovery, development and commercialization, and other areas relevant to our business. Additionally, from time to time we engage other subject-matter experts on a consulting basis in specific areas of our research and development efforts. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

RESEARCH AND DEVELOPMENT

Research and development activities are central to our business model. Our research programs include activities related to discovery of novel MDPs, investigational research to evaluate the potential therapeutic effects of certain discovered MDPs in research and preclinical studies and engineering novel, improved analogs of certain discovered MDPs with characteristics suitable for further development as potential MBT drug candidates and advancing our identified MBT candidate through clinical studies. Depending on factors of capability, cost, efficiency and intellectual property rights, we conduct our research programs independently at our laboratory facility, pursuant to contractual arrangements with CROs or under collaborative arrangements with academic institutions.

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

Our intellectual property and patent strategy is focused on our MDPs, their analogs and our MBT candidates. Our strategy is generally to seek patent protection in the United States and, where applicable, in those international jurisdictions we identify as holding significant potential market opportunity for any drug we may develop and in which patent protection is available. We also rely on trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position. With respect to new biologically active MDPs that we identify within the mitochondrial genome we typically file provisional patent applications and seek composition-of-matter and method-of-treatment patents for our MDPs, their analogs, and prospective MBTs based on research and preclinical evaluation of therapeutic potential. We intend to file non-provisional patent applications for those MDPs and analogs within our pipeline based on further assessment of their therapeutic and commercial potential, as well as strategic and competitive considerations. We believe that the opportunity to engineer analogs or create combination therapies will afford us the opportunity to strengthen IP protection for our drug development candidates as they advance through our development pipeline and to broaden our IP protection internationally.

We are the exclusive worldwide licensee from the Regents of the University of California (the Regents) of eleven issued patents, that will expire between 2028 and 2034, along with seven pending patent applications. Additionally, CohBar has filed a PCT patent application with claims directed to both composition-of-matter and methods-of-use of novel proprietary MDP analogs. The PCT has been filed in Europe and nationalized in the U.S. and several foreign countries.

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

The patent positions for our research peptides are described below:

MOTS-c Patent Coverage

We are the exclusive licensee from the Regents to intellectual property rights related to MOTS-c, including U.S. Patent No. 10,064,914, issued on September 4, 2018, U.S. Patent No. 10,391,143 issued on August 27, 2019, one patent application filed in the United States (U.S. Application No. 14/213,617) and corresponding foreign applications and granted foreign patents filed in multiple countries and regions. These applications include composition of matter claims directed to MOTS-c and certain analogs of MOTS-c, as well as methods-of-use claims for MOTS-c or certain analogs of MOTS-c as a treatment for type 1 diabetes, T2D, fatty liver, obesity and cancer.

MOTS-c Analog Patent Coverage

CohBar has filed PCT, U.S., and foreign patent applications directed to novel refined analogs of MOTS-c with improved properties, including claims directed to composition-of-matter and methods-of-use. PCT Applications directed to this technology were filed in September 2017 and March 2019. The PCT filed in September 2017 has been filed in Europe and nationalized in the U.S. and several foreign countries.

SHLP-2 and SHLP-6 Patent Coverage

We are the exclusive licensee from the Regents to intellectual property for SHLP-2 and SHLP-6 and their analogs. This intellectual property includes an issued U.S. patent and pending application with terms expiring on May 1, 2029.

We are pursuing coverage related to certain analogs of these peptides.

Humanin and Humanin Analogs Patent Coverage

We are the exclusive licensee from the Regents and the Albert Einstein College of Medicine of Yeshiva University of two U.S. issued patents covering humanin and humanin analogs for treatment of disease.

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

In-licenses

MOTS-c Exclusive License

On August 6, 2013, we entered into an exclusive license agreement with the Regents of the University of California (the “Regents”) to obtain worldwide, exclusive rights under patent filings and other intellectual property rights in inventions developed by Dr. Cohen and academic collaborators at the University of California, Los Angeles. The intellectual property includes the U.S. and foreign patents and patent applications described above under “MOTS-c Patent Coverage”.

We agreed to pay the Regents specified development milestone payments aggregating up to $765,000 for the first product sold under the license. Milestone payments for additional products developed and sold under the license are reduced by 50%. We are also required to pay annual maintenance fees to the licensors. Aggregate maintenance fees for the first three years following execution of the agreement were $7,500. Thereafter, we are required to pay maintenance fees of $5,000 annually until the first sale of a licensed product. In addition, we are required to pay the Regents royalties equal to 2% of our worldwide net sales of drugs, therapies or other products developed from claims covered by the licensed patent, subject to a minimum royalty payment of $75,000 annually, beginning after the first commercial sale of a licensed product. We are required to pay the Regents royalties ranging from 8% of worldwide sublicense sales of covered products (if the sublicense is entered after commencement of phase II clinical trials) to 12% of worldwide sublicense sales (if the sublicense is entered prior to commencement of phase I clinical trials). The agreement also requires us to meet certain diligence and development milestones, including filing of an Investigational New Drug (IND) Application for a product covered by the agreement on or before the seventh anniversary of the agreement date.

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

Humanin and SHLPs Exclusive License

On November 30, 2011, we entered into an exclusive license agreement with the Regents and the Albert Einstein College of Medicine at Yeshiva University to obtain worldwide, exclusive rights under patent filings and other intellectual property rights in inventions developed by Drs. Cohen and Barzilai and their academic collaborators. The intellectual property includes the U.S. patents and patent applications described above under “Humanin and Humanin Analogs Patent Coverage” and “SHLP-2 and SHLP-6 Patent Coverage”.

We agreed to pay the licensors specified development milestone payments aggregating up to $765,000 for the first product sold under the license. Milestone payments for additional products developed and sold under the license are reduced by 50%. We are also required to pay annual maintenance fees to the licensors. Aggregate maintenance fees for the first five years following execution of the agreement were $80,000. Thereafter, we are required to pay maintenance fees of $50,000 annually until the first sale of a licensed product. In addition, we are required to pay the licensors royalties equal to 2% of our worldwide net sales of drugs, therapies or other products developed from claims covered by the licensed patents, subject to a minimum royalty payment of $75,000 annually, beginning after the first commercial sale of a licensed product. We are required to pay royalties ranging from 8% of worldwide sublicense sales of covered products (if the sublicense is entered after commencement of phase II clinical trials) to 12% of worldwide sublicense sales (if the sublicense is entered prior to commencement of phase I clinical trials). The agreement also requires us to meet certain diligence and development milestones, including filing of an IND for a product covered by the agreement on or before the seventh anniversary of the agreement date.

Under the agreement, the license rights granted to us are subject to any rights the U.S. Government may have in such licensed rights due to its sponsorship of research that led to the creation of the licensed rights. The agreement terminates upon the expiration of the last valid claim of the licensed patent rights. We may terminate the agreement at any time by giving the Regents advance written notice. The agreement may be modified or terminated on a product by product basis by the Regents if we materially fail to meet certain diligence requirements and development milestones. The agreement may also be terminated by the Regents in the event of our continuing material breach after notice of such breach and the opportunity to cure. In October 2019, the Regents accepted our payment for an additional year of license maintenance.

ENVIRONMENTAL AND OTHER REGULATORY MATTERS

Government Regulation

The preclinical studies and clinical testing, manufacture, labeling, storage, record keeping, advertising, promotion, export, marketing and sales, among other things, of our therapeutic candidates and future products, are subject to extensive regulation by governmental authorities in the United States and other countries. In the United States, pharmaceutical products are regulated by the Food and Drug Administration (the “FDA”) under the Federal Food, Drug, and Cosmetic Act (the “FDCA”) and other laws. Biologics are subject to regulation by the FDA under the FDCA, the Public Health Service Act, and related regulations, and other federal, state and local statutes and regulations. Biological products include, among other things, viruses, therapeutic serums, vaccines and most protein products. Product development and approval within these regulatory frameworks takes a number of years, and involves the expenditure of substantial resources.

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

In general, new chemical entities are tested in animal models to determine whether the product is reasonably safe for initial human testing. Additional preclinical testing continues during the clinical development stage. Clinical trials for new products are typically conducted in three sequential phases that may overlap. Phase 1 trials typically involve the initial introduction of the pharmaceutical into healthy human volunteers and focus on testing for safety, dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. In the case of serious or life-threatening diseases, such as cancer, initial Phase 1 trials are often conducted in patients directly, with preliminary exploration of potential efficacy. Phase 2 trials involve clinical trials to evaluate the effectiveness of the drug for a particular disease indication or indications in patients with the disease or condition under study and to determine appropriate dosages and dose regimens and the common short-term side effects and risks associated with the drug. Phase 2 trials are typically closely monitored and conducted in a relatively small number of patients, usually involving no more than several hundred subjects. Phase 3 trials are generally expanded, well-controlled clinical trials. They are performed after preliminary evidence suggesting effectiveness, as well as the appropriate dose and dose ranges of the drug, have been obtained, and are intended to gather the additional information about effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling.

In the United States, specific research and preclinical data, chemical data and a proposed clinical study protocol, as described above, must be submitted to the FDA as part of an Investigational New Drug application, or IND, which, unless the FDA objects, will become effective 30 days following receipt by the FDA. Phase 1 trials may commence only after the IND application becomes effective. Following completion of Phase 1 trials, further submissions to regulatory authorities are necessary in relation to Phase 2 and 3 trials to update the existing IND. Authorities may require additional data before allowing the trials to commence and could demand discontinuation of studies at any time if there are significant safety issues. In addition to regulatory review, a clinical trial involving human subjects has to be approved by an independent body. The exact composition and responsibilities of this body differ from country to country. In the United States, for example, each clinical trial is conducted under the auspices of an Institutional Review Board for any institution at which the clinical trial is conducted. This board considers among other factors, the design of the clinical trial, ethical factors, the safety of the human subjects and the possible liability risk for the institution.

Information generated in this process is susceptible to varying interpretations that could delay, limit, or prevent regulatory approval at any stage of the approval process. Failure to demonstrate adequately the quality, safety and efficacy of a therapeutic drug under development would delay or prevent regulatory approval of the product.

In order to gain marketing approval, we must submit a new drug application, or NDA, for review by the FDA. The NDA must include a substantial amount of data and other information concerning safety and effectiveness of the drug compound from laboratory, animal and clinical testing, as well as data and information on manufacturing, product stability, and proposed product labeling.

There can be no assurance that if clinical trials are completed that we or any future collaborative partners will submit an NDA or similar applications outside of the United States for required authorizations to manufacture or market potential products, or that any such applications will be reviewed or approved in a timely manner. Approval of an NDA, if granted at all, can take several months to several years, and the approval process can be affected by a number of factors. Additional studies or clinical trials may be requested during the review and may delay marketing approval and involve unbudgeted costs. Regulatory authorities may conduct inspections of relevant facilities and review manufacturing procedures, operating systems and personnel qualifications. In addition to obtaining approval for each product, in many cases each drug manufacturing facility must be approved. Further, inspections may occur over the life of the product. An inspection of the clinical investigation sites by a competent authority may be required as part of the regulatory approval procedure. As a condition of marketing approval, the regulatory agency may require post-marketing surveillance to monitor adverse effects, or other additional studies as deemed appropriate. After approval for the initial disease indication, further clinical studies are usually necessary to gain approval for additional indications. The terms of any approval, including labeling content, may be more restrictive than expected and could affect product marketability.

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

We file annual reports, quarterly reports, current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended. Our filings with the SEC are available free of charge on the SEC’s website at www.sec.gov and on our website under the “Investors” tab as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

We are an early-stage company. Our operations to date have been limited to organizing and staffing our Company, business planning, raising capital, identifying MDPs for further research, developing our intellectual property portfolio, performing research on identified MDPs and advancing our lead MBT candidate into and through clinical studies. We have not generated any revenues to date. All of our MBTs are in the concept, research or early clinical stages. Moreover, we cannot be certain that our research and development efforts will be successful or, if successful, that our MBTs will ever be approved by the United States Food and Drug Administration (“FDA”). Typically, it takes 10-12 years to develop one new medicine from the time it is discovered to when it is available for treating patients, and longer timeframes are not uncommon. Even if approved, our products may not generate commercial revenues. We have no relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of potential drug candidates either in research, preclinical testing or in clinical trials, failure to establish business relationships and competitive disadvantages against other companies. If we fail to become profitable, we may be forced to suspend or cease operations.

If we fail to demonstrate efficacy or safety in our research and clinical trials, our future business prospects, financial condition and operating results will be materially adversely affected.

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

Moreover, success in research, preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and non-clinical testing. The clinical trial process may fail to demonstrate that our potential drug candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a drug candidate and may delay development of other potential drug candidates. Any delay in, or termination of, our non-clinical testing or clinical trials will delay the filing of an investigational new drug application and new drug application with the FDA or the equivalent applications with pharmaceutical regulatory authorities outside the United States and, ultimately, our ability to commercialize our potential drugs and generate product revenues. In addition, we expect that our early clinical trials will involve small patient populations. Because of the small sample size, the results of these early clinical trials may not be indicative of future results.

If our current and any future clinical trials are delayed, suspended or terminated, we may be unable to develop our product candidates on a timely basis, which would adversely affect our ability to obtain regulatory approvals, increase our development costs and delay or prevent commercialization of any approved products.

We cannot predict whether we will encounter problems with our ongoing, planned or any future clinical trials that will cause regulatory agencies, institutional review boards, or us to suspend or delay a trial. For example, in November 2018, the Company announced the temporary suspension of the Phase 1 clinical trial for CB4211, our lead MBT candidate, in order to address injection site reactions and we resumed the trial in June 2019. In November 2019, we announced the completion of the Phase 1a portion of the clinical trial and the commencement of the recruiting phase of the final Phase 1b stage of the study. Clinical trials and clinical data collection protocols can be delayed for a variety of reasons, including:

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

Recruiting and retaining qualified senior management and scientific, clinical, and operations management and personnel will be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions.

We are highly dependent on our key management and scientific teams, including our Chief Executive Officer, Chief Operating Officer and Chief Scientific Officer who are all employed “at will,” meaning they may terminate the employment relationship at any time. We do not maintain “key person” insurance for any of the key members of our team. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

Our consultants and advisors, including our founders, may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Our founders, Dr. Pinchas Cohen and Dr. Nir Barzilai, are members of our board of directors and provide oversight and guidance on scientific, research and development topics in that capacity. In addition, we rely on other consultants and advisors from time to time, including drug discovery and development advisors, to assist us in formulating our research and development strategy. Agreements with these advisors typically may be terminated by either party, for any reason, on relatively short notice.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive collaboration agreement will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar disease indications on which to collaborate, and whether such alternative collaboration project could be more attractive than one with us for our product candidate.

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

A key element of our strategy is to identify and test MDPs that play a role in cellular processes underlying our targeted disease indications. A significant portion of the research that we are conducting involves emerging scientific knowledge and drug discovery methods. Our drug discovery efforts may not be successful in identifying MBTs that are useful in treating disease. Our research programs may initially show promise in identifying potential drug development candidates, yet fail to yield candidates for preclinical and clinical development for a number of reasons, including:

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

Research programs to identify new product candidates require substantial technical, financial and human resources. We may choose to focus our efforts and resources on a potential product candidate that ultimately proves to be unsuccessful. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other disease indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to timely capitalize on viable commercial products or profitable market opportunities. If we are unable to advance our lead MBT candidate through clinical development or identify other MBTs that are suitable for preclinical and clinical development, we will not be able to obtain product revenues in future periods, which likely would result in significant harm to our financial position and negatively affect our ability to continue our operations.

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

It will take several years before we are able to develop potentially marketable products, if at all. Our research and development plans will require substantial additional capital to:

●	conduct research, preclinical testing and human studies;

●	manufacture any future drug development candidate or product at pilot and commercial scale; and

●	establish and develop quality control, regulatory, and administrative capabilities to support these programs.

Our future operating and capital needs will depend on many factors, including:

●	the pace of scientific progress in our research programs and the magnitude of these programs;

●	the scope and results of preclinical testing and human studies;

●	the time and costs involved in obtaining regulatory approvals;

●	the time and costs involved in preparing, filing, prosecuting, securing, maintaining and enforcing intellectual property rights;

●	competing technological and market developments;

●	our ability to establish additional collaborations;

●	changes in any future collaborations;

●	the cost of manufacturing our drug products; and

●	the effectiveness of efforts to commercialize and market our products.

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

All our potential drug candidates will require extensive additional research and development, including preclinical testing and clinical trials, as well as regulatory approvals, before we can market them. We cannot predict if or when any potential drug candidate we intend to develop will be approved for marketing. There are many reasons that we may fail in our efforts to develop our potential drug candidates. These include:

●	the possibility that preclinical testing or clinical trials may show that our potential drugs are ineffective and/or cause harmful side effects or toxicities;

●	our potential drugs may prove to be too expensive to manufacture or administer to patients;

●	our potential drugs may fail to receive necessary regulatory approvals from the FDA or foreign regulatory authorities in a timely manner, or at all;

●	even if our potential drugs are approved, we may not be able to produce them in commercial quantities or at reasonable costs;

●	even if our potential drugs are approved, they may not achieve commercial acceptance;

●	regulatory or governmental authorities may apply restrictions to any of our potential drugs, which could adversely affect their commercial success; and

●	the proprietary rights of other parties may prevent us or our potential collaborative partners from marketing our potential drugs.

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

We will need to maintain our existing relationships with leading scientists and/or establish new relationships with scientific collaborators. We believe that such relationships are pivotal to establishing products using our technologies as a standard of care for various disease indications. There is no assurance that our founders, scientific advisors or research partners will continue to work with us or that we will be able to attract additional research partners. If we are not able to establish scientific relationships to assist in our research and development, we may not be able to successfully develop our potential drug candidates. If this happens, our business will be adversely affected.

We expect to rely on third parties to conduct our clinical trials and some aspects of our research and preclinical testing. These third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or preclinical testing.

We currently rely on third parties to conduct some aspects of our research and expect to continue to rely on third parties to conduct additional aspects of our research and preclinical testing, as well as any future clinical trials. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product research and development activities.

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

We contract with third parties for the manufacture of our peptide materials for research and preclinical testing and expect to continue to do so for any future product candidate advanced to clinical trials and commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our research peptide materials, product candidates or medicines, or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our research, development or commercialization efforts.

We do not have manufacturing facilities adequate to produce our research peptide materials or supplies of any future product candidate. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our peptide materials, our current and any future product candidates for preclinical and clinical testing, and for commercial supply of any of these product candidates for which we or future collaborators obtain marketing approval. We do not have long term supply agreements with any third-party manufacturers, and we purchase our research peptides on a purchase order basis.

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

Although there are no currently approved therapies for the treatment of NAFLD and NASH, there are numerous therapies in development, including those in clinical trials that are more advanced than ours. Additionally, there are numerous therapies currently marketed to treat diabetes, cancer, Alzheimer’s disease and other diseases for which our potential product candidates may be indicated. For example, if we develop an approved treatment for T2D, it would compete with several classes of drugs for T2D that are approved to improve glucose control. These include the insulin sensitizers pioglitazone (Actos) and rosiglitazone (Avandia), which are administered as oral once daily pills, and metformin, which is sometimes called an insulin sensitizer and is available as a generic once daily formulation. If we develop an approved treatment for Alzheimer’s disease, it would compete with approved therapies such as donepezil (Aricept), galantamine (Razadyne), memantine (Namenda), rivastigmine (Exelon) and tacrine (Cognex). These therapies are varied in their design, therapeutic application and mechanism of action and may provide significant competition for any of our product candidates for which we obtain market approval. New products may also become available that provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain market approval. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more conveniently administered or stored or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers’ or other third-party payers’ reimbursement polices seeking to encourage the use of existing products which are generic or are otherwise less expensive to provide.

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

Any product candidate for which we obtain marketing approval will be subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates, when and if any of them are approved.

Our product candidates and the activities associated with their development and potential commercialization, including their testing, manufacturing, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other U.S. and international regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, including current cGMPs, quality control, quality assurance and corresponding maintenance of records and documents, including periodic inspections by the FDA and other regulatory authorities and requirements regarding the distribution of samples to providers and recordkeeping.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of any approved product. The FDA closely regulates the post-approval marketing and promotion of drugs and biologics to ensure drugs and biologics are marketed only for the approved disease indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding use of their products. If we promote our product candidates in a manner inconsistent with FDA-approved labeling or otherwise not in compliance with FDA regulations, we may be subject to enforcement action. Violations of the Federal Food, Drug, and Cosmetic Act relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws and similar laws in international jurisdictions.

In addition, later discovery of previously unknown adverse events or other problems with our product candidates, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

●	restrictions on such product candidates, manufacturers or manufacturing processes;

●	restrictions on the labeling or marketing of a product;

●	restrictions on product distribution or use;

●	requirements to conduct post-marketing studies or clinical trials;

●	warning or untitled letters;

●	withdrawal of any approved product from the market;

●	refusal to approve pending applications or supplements to approved applications that we submit;

●	recall of product candidates;

●	restrictions on product distribution or use;

●	fines, restitution or disgorgement of profits or revenues;

●	suspension or withdrawal of marketing approvals;

●	refusal to permit the import or export of our product candidates;

●	product seizure; or

●	injunctions or the imposition of civil or criminal penalties.

Non-compliance with European requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the EU’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

The patent positions of biopharmaceutical products are complex and uncertain and we may not be able to protect our patented or other intellectual property. If we cannot protect this property, we may be prevented from using it, or our competitors may use it, and our business could suffer significant harm. Also, the time and money we spend on acquiring and enforcing patents and other intellectual property will reduce the time and money we have available for our research and development, possibly resulting in a slow down or cessation of our research and development.

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

Our independent registered public accounting firm will not be required to attest formally to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act) until we are no longer an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012 (JOBS Act). We will be an emerging growth company until December 31, 2020, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30th before that time, in which case we would no longer be an emerging growth company as of the following December 31st. Accordingly, you will not likely be able to depend on any attestation concerning our internal control over financial reporting from our independent registered public accountants until we file our annual report on Form 10-K for the year ending December 31, 2020.

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

The market for our common stock has been characterized by significant price volatility when compared to more established issuers and we expect that it will continue to be so for the foreseeable future. The market price of our common stock is likely to be volatile for a number of reasons. First, our common stock is likely to be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of common stock by our stockholders may disproportionately influence the price of the common stock in either direction. The price of the common stock could, for example, decline precipitously if even a relatively small number of shares are sold on the market without commensurate demand, as compared to a market for shares of an established issuer which could better absorb those sales without adverse impact on its share price. Second, we are a speculative investment due to our lack of profits to date and substantial uncertainty regarding our ability to develop and commercialize a drug product from our new or existing technologies. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the shares of an established issuer. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time or as to what effect the sale of common stock or the availability of common stock for sale at any time will have on the prevailing market price.

Our management owns, and could acquire, a significant percentage of our outstanding common stock. If the ownership of our common stock continues to be highly concentrated in management, it may prevent other stockholders from influencing significant corporate decisions.

As of December 31, 2019, our executive officers and directors own, as a group, approximately 32.5% of the outstanding shares of our common stock. Additionally, our executive officers and directors own, as a group, options and warrants exercisable for approximately 10.9% of our outstanding common stock, assuming exercise of such options and warrants. As a result, our management could exert significant influence over matters requiring stockholder approval, including the election of our board of directors, the approval of mergers and other extraordinary transactions, as well as the terms of any of these transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could in turn have an adverse effect on the fair market value of our Company and our common stock. These actions may be taken even if they are opposed by our other stockholders.

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

Changes in U.S. federal income and other tax laws could adversely affect us.

New U.S. legislation or regulations which could affect our tax burden could be enacted by the U.S. government. We cannot predict the timing or extent of such tax-related developments which could have a negative impact on our financial results. Additionally, we use our best judgment in attempting to quantify and reserve for these tax obligations. However, a challenge by a taxing authority, our ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions could have a material adverse effect on our business, results of operations, or financial condition.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as a global financial crisis, could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruptions. Any of the foregoing could harm our business, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

We or the third parties upon whom we depend may be adversely affected by natural disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

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

Our business is subject to risks arising from epidemic diseases, such as the recent outbreak of the COVID-19 illness.

The recent outbreak in China of the Coronavirus Disease 2019, or COVID-19, which has been declared by the World Health Organization to be a “public health emergency of international concern,” has spread across the globe and is impacting worldwide economic activity. A public health epidemic, including COVID-19, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain and the manufacture or shipment of both drug substance and finished drug product for our product candidates for preclinical testing and clinical trials; impede our clinical trial recruitment, testing, monitoring, data collection and analysis and other related activities; and adversely impact our business, financial condition or results of operations. The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are a party to a lease agreement for laboratory space leased on a month-to month basis that is part of a shared facility in Menlo Park, California. In September 2019, we renewed our lease for office space in Fairfield, New Jersey for an additional year at the same annual cost of $13,080 per annum.

Rent expense amounted to $350,979 and $298,972 for the years ended December 31, 2019 and 2018, respectively.

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

Holders of Common Stock

As of March 9, 2020, there were 43,141,399 shares of our common stock outstanding held by approximately 45 holders of record and approximately 3,150 beneficial shareholders.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 for Equity Compensation Plan Information.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a clinical stage biotechnology company and a leader in the research and development of mitochondria based therapeutics (MBTs), an emerging class of drugs with the potential to treat a wide range of chronic and age-related diseases, including non-alcoholic steatohepatitis (NASH), obesity, cancer, fibrotic diseases including IPF, cancer, type 2 diabetes mellitus (T2D), cardiovascular and neurodegenerative diseases.

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

Our efforts have resulted in the identification of more than 100 previously unidentified peptides encoded within the mitochondrial genome. Many of these MDPs and their analogs have demonstrated various degrees of biological activity in cell based and/or animal models relevant to a wide range of diseases, such as NASH, obesity, cancer, fibrotic diseases including IPF, T2D, and cardiovascular and neurodegenerative diseases.

Clinical Program: Our clinical candidate, CB4211, is a potential treatment of NASH and obesity. It is a novel refined analog of the MOTS-c MDP. In July 2018, we initiated a Phase 1a/1b clinical study of CB4211. In November 2019, the double-blind, placebo-controlled Phase 1a stage was completed, with the drug being well tolerated. The study was designed to initially assess the safety, tolerability, and pharmacokinetics of CB4211 following single and multiple-ascending doses in healthy subjects. In November 2019, we initiated recruitment for the Phase 1b stage which is designed to assess the safety, tolerability, and activity of CB4211 in obese subjects with non-alcoholic fatty liver disease (NAFLD). Assessments will include changes in liver fat assessed by MRI-PDFF, body weight, and biomarkers relevant to NASH and obesity.

Preclinical Programs: Our preclinical pipeline has substantially expanded in the last year. This expanded pipeline greatly strengthens our belief that there are multiple therapeutic peptides that can be realized from the mitochondrial genome. Our research efforts have further identified and focused on certain of these MDPs and their analogs that have demonstrated therapeutic potential for treating indications related to those diseases. CohBar has four preclinical programs, including two in cancer, one in fibrotic diseases and one in T2D.

●	MBT5 Analogs (CXCR4 Antagonists) for Cancer and Other Disease Indications: Our internal discovery efforts have resulted in the identification of a family of novel potent and selective peptide inhibitors of CXCR4, MBT5 analogs, and we have demonstrated positive preclinical effects of an MBT5 analog in combination with chemotherapy in a model of aggressive melanoma.

●	MBT2 Analogs for Fibrotic Diseases: Our discovery efforts have resulted in the identification of a family of novel peptides, MBT2 analogs, and we have demonstrated anti-fibrotic and anti-inflammatory effects of an MBT2 analog in vitro in human cells and in vivo in prophylactic and therapeutic models of IPF.

●	MBT3 Analogs for Cancer Immunotherapy: Our discovery efforts have resulted in the identification of a novel peptide family, MBT3 analogs, and we have demonstrated the enhanced killing of cancer cells by human immune cells in the presence of an MBT3 analog.

●	CB5046 Analogs for Type 2 Diabetes: Our discovery efforts have resulted in the identification of a novel family of peptides, CB5064 analogs, some of which demonstrate beneficial effects on glucose tolerance, insulin sensitivity, and weight loss in a diet induced obese (DIO) mouse model of T2D.

CohBar has filed more than 65 provisional patent applications that cover CohBar-identified MDPs and their novel, improved analogs, including claims directed to composition-of-matter and methods-of-use. Additionally, CohBar has filed a PCT patent application with claims directed to both composition-of-matter and methods-of-use of novel proprietary MDP analogs. The PCT has been filed in Europe and nationalized in the U.S. and several foreign countries. We intend to continue to file additional non-provisional patent applications for MDPs and analogs based on further assessment of their therapeutic and commercial potential, as well as strategic and competitive considerations.

We have financed our operations primarily with proceeds from sales of our equity securities, including our initial public offering (IPO), private placements, a debt offering, public sales of our securities, and the exercise of outstanding warrants and stock options. Since our inception through December 31, 2019, our operations have been funded with an aggregate of approximately $56.6 million from the sale and issuance of equity instruments and debt.

Since inception, we have incurred significant operating losses. Our net losses were $13.0 million and $15.7 million for the years ended December 31, 2019 and 2018, respectively. Our net losses included $3.2 million and $4.7 million of non-cash expenses for years ended December 31, 2019 and 2018, respectively. Our net losses excluding non-cash expenses were $9.8 million and $11.0 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $53.0 million. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate incurring increasing expenses as we advance CB4211 through the clinic, and as we conduct preclinical development of our other research peptides, continue development of our MBTs and seek to expand our intellectual property portfolio.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our product candidates, which include:

●	employee-related expenses including salaries, benefits, and stock-based compensation expense;

●	expenses incurred under agreements with third parties, including contract research organizations, or CROs, that conduct research and development and preclinical activities on our behalf and the cost of consultants;

●	the cost of laboratory equipment, supplies and manufacturing MBT test materials; and

●	depreciation and other personnel-related costs associated with research and product development.

We expense all research and development expenses as incurred. We expect our research and development expenses to increase in the year ending December 31, 2020, as we incur additional costs related to our clinical activities and for discovery, evaluation and optimization of other MDPs as potential MBT drug candidates.

Our Research Programs

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

The success of our research programs and the timing of those programs and the possible development of research peptides into drug candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing or estimated costs of the efforts that will be necessary to complete research and development of a commercial drug. We are also unable to predict when, if ever, we will receive material net cash inflows from our operations. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:

●	developing appropriate manufacturing processes and formulations;

●	establishing an appropriate safety profile with toxicology studies;

●	obtaining appropriate regulatory approval for conducting clinical trials;

●	successfully designing, enrolling and completing clinical trials;

●	receiving marketing approvals from applicable regulatory authorities;

●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;

●	obtaining and enforcing patent and trade secret protection for our product candidates;

●	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others; and

●	maintaining an acceptable safety profile of the products following approval.

A change in the outcome of any of these variables with respect to the development of any of our product candidates would significantly change the costs and timing associated with the development of that product candidate.

Research and development activities are central to our business model. Most of our potential MBT drug candidates are in early stages of investigational research. Candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase for the foreseeable future as our product candidate development programs progress. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control may impact our clinical development programs and plans.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. Other significant costs include legal fees relating to patent and corporate matters and fees for accounting and consulting services and directors’ and officers’ insurance. We anticipate that our general and administrative expenses will increase in the year ending December 31, 2020 as we plan to expand our business.

Results of Operations

The following tables set forth our results of operations for the periods presented. The year-to-year comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	For The Years Ended December 31,		Change
	2019	2018	$	%
Operating expenses:
Research and development	$6,631,928	$10,034,613	$(3,402,685)	-34%
General and administrative	5,951,105	5,299,717	651,388	12%
Total operating expenses	$12,583,033	$15,334,330	$(2,751,297)	-18%

Comparison of Fiscal Years Ended December 31, 2019 and 2018

Operating Expenses

Research and development expenses were $6.6 million in the year ended December 31, 2019 compared to $10.0 million in the prior year, a $3.4 million decrease, or 34%. The decrease in research and development expenses in the year ended December 31, 2019, was primarily due to lower clinical and preclinical costs of $3.3 million related to the timing of those expenses and lower stock-based compensation costs of $1.7 million. These decreases were partially offset by an increase of $1.1 million in expenses associated with our research programs focused on continuing our development of peptides.

General and administrative expenses were $6.0 million in the year ended December 31, 2019 compared to $5.3 million in the prior year, a $0.7 million increase, or 12%. The increase in general and administrative expenses was due to a $0.4 million increase professional fees related to (i) higher directors fees due to the changes in board compensation and the appointment of new directors in 2019, (ii) an increase in recruiting costs related to our search for a new Chief Executive Officer and (iii) an increase in legal fees primarily related to costs associated with the protection of our intellectual property, as well as a $0.1 million increase in investor relations expenses due to the timing of those costs in the current year period and a $0.1 million increase in insurance costs related to higher D&O premiums.

Liquidity and Capital Resources

As of December 31, 2019 and 2018, we had $12.6 million and $5.7 million, respectively, in cash and cash equivalents. We maintain our cash in a checking and a savings account on deposit with a banking institution in the United States. Our cash equivalent balance as of December 31, 2019 and 2018 included $9.5 million and $0, respectively, of U.S. Treasury Bills that had a maturity dates of less than three months at the date of purchase. As of December 31, 2018, our investment of short-term U.S. Treasury Bills of approximately $16.5 million were for periods in excess of three months. As of December 31, 2019, we had working capital and stockholders’ equity of $10.9 million and $8.1 million, respectively, and incurred a net loss of $13.0 million. As of December 31, 2018, we had working capital and stockholders’ equity of $20.3 million and $18.0 million, respectively, and incurred a net loss of $15.7 million.

We have not generated any revenues, have incurred net losses since inception and do not expect to generate revenues in the near term. Factors such as these and our projected cash burn raised substantial doubt about our ability to continue as a going concern for at least one year from the issuance of these financial statements. However, management has substantial latitude as to the timing and amount of the expenses it incurs, and such latitude and control of those expenditures alleviated the substantial doubt. We believe, due in part to such latitude and control, that we have sufficient capital to meet our operating expenses and obligations for the next twelve months from the date of this filing. However, if unanticipated difficulties or circumstances arise, we may require additional capital sooner to support our operations. If we are unable to raise additional capital whenever necessary, we may be forced to decelerate or curtail our research and development activities and/or other operations until such time as additional capital becomes available. Such limitation of our activities would allow us to slow our rate of spending and extend our use of cash until additional capital is raised. There can be no assurance that such a plan would be successful. There is no assurance that additional financing will be available when needed or that we will be able to obtain such financing on reasonable terms.

Cash Flows from Operating Activities

Net cash used in operating activities for the years ended December 31, 2019 and 2018 was $10.1 million and $10.1 million, respectively. Cash used in operations for the year ended December 31, 2019 was primarily due to our net loss of $13.0 million, which was partially offset by non-cash items of stock based-compensation, depreciation and amortization of the debt discount totaling $3.2 million. Cash used in operations for the year ended December 31, 2018 was primarily due to our net loss of $15.7 million, which was partially offset by non-cash items of stock based-compensation, depreciation and amortization of the debt discount totaling $4.7 million, and an increase of $0.7 million in accounts payable due to the timing of invoices received at the end of the fourth quarter of 2018.

Cash Flows from Investing Activities

Net cash provided by investing activities for the year ended December 31, 2019 was $16.3 million and net cash used in investing activities for the year ended December 31, 2018 was $11.3 million. The cash provided by investing activities was due to the timing of the purchases of our investments in certificates of deposit and treasury bills as compared to the timing of the maturities of those investments and the purchases of property and equipment we made during year ended December 31, 2019. The cash used in investing activities was due to the timing of the purchases of our investments in certificates of deposit and treasury bills as compared to the timing of the maturities of those investments and the purchases of property and equipment we made during year ended December 31, 2018.

Cash Flows from Financing Activities

Net cash provided by financing activities for the years ended December 31, 2019 and 2018 was $0.6 million and $24.3 million, respectively. Cash provided by financing activities in the year ended December 31, 2019 was due to proceeds from the exercise of warrants and stock options totaling $0.6 million. Cash provided by financing activities in the year ended December 31, 2018 was due to the receipt of net proceeds totaling $19.3 million from the Controlled Equity Offering, $3.9 million from the issuance of promissory notes and $1.2 million from the exercise of warrants and stock options partially offset by $0.1 million of debt issuance costs related to the promissory notes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Operating Leases

We are a party to a lease agreement for laboratory space leased on a month-to month basis that is part of a shared facility in Menlo Park, California. In September 2019, we renewed our lease for office space in Fairfield, New Jersey for an additional year at the same annual cost of $13,080 per annum.

Rent expense amounted to $350,979 and $298,972 for the years ended December 31, 2019 and 2018, respectively.

Recent Accounting Pronouncements

See Note 3 “Summary of Significant Account Policies – Recent Accounting Pronouncements” to our Financial Statements for the year ended December 31, 2019, for a summary of the relevant recent accounting pronouncements.

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

Share-based Payments

We account for share-based payments using the fair value method. For employees and directors, the fair value of the award is measured on the grant date. For non-employees, fair value is generally measured based on the fair value of the services provided or the fair value of the common stock on the measurement date, whichever is more readily determinable. We have historically granted stock options at exercise prices no less than the fair market value as determined by the board of directors, with input from management.

See Note 3 “Summary of Significant Account Policies – Share-Based Payment” to our Financial Statements for the years ended December 31, 2019 and 2018 regarding the specific assumptions used with respect to stock-based compensation for the periods presented.

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

The benefit of tax positions taken or expected to be taken in income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained. We have evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2019 and 2018. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CohBar, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CohBar, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY
March 12, 2020

CohBar, Inc.

Balance Sheets

	As of
	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$12,563,853	$5,722,342
Investments	-	16,460,426
Prepaid expenses and other current assets	361,311	260,630
Total current assets	12,925,164	22,443,398
Property and equipment, net	523,677	520,740
Intangible assets, net	19,154	20,233
Other assets	64,242	56,793
Total assets	$13,532,237	$23,041,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$444,776	$1,142,735
Accrued liabilities	916,692	351,813
Accrued payroll and other compensation	677,755	667,661
Total current liabilities	2,039,223	2,162,209
Notes payable, net of debt discount and offering costs of $546,312 and $986,163 as of December 31, 2019 and 2018, respectively	3,356,188	2,916,337
Total liabilities	5,395,411	5,078,546

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized 5,000,000 shares; No shares issued and outstanding as of December 31, 2019 and 2018, respectively	-	-
Common stock, $0.001 par value, Authorized 75,000,000 shares; Issued and outstanding 43,069,418 shares as of December 31, 2019 and 42,578,208 as of December 31, 2018	43,069	42,578
Additional paid-in capital	61,087,082	57,868,593
Accumulated deficit	(52,993,325)	(39,948,553)
Total stockholders’ equity	8,136,826	17,962,618
Total liabilities and stockholders’ equity	$13,532,237	$23,041,164

The accompanying notes are an integral part of these financial statements

CohBar, Inc.

Statements of Operations

	For The Years Ended December 31,
	2019	2018

Revenues	$-	$-

Operating expenses:
Research and development	6,631,928	10,034,613
General and administrative	5,951,106	5,299,717
Total operating expenses	12,583,034	15,334,330
Operating loss	(12,583,034)	(15,334,330)

Other income (expense):
Interest income	290,313	185,614
Interest expense	(312,200)	(231,999)
Amortization of debt discount and offering costs	(439,851)	(325,150)
Total other expense	(461,738)	(371,535)
Net loss	$(13,044,772)	$(15,705,865)
Basic and diluted net loss per share	$(0.30)	$(0.38)
Weighted average common shares outstanding - basic and diluted	42,816,616	41,254,411

The accompanying notes are an integral part of these financial statements

CohBar, Inc.

Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2019 and 2018

					Total
	Common Stock			Accumulated	Stockholders’
	Number	Amount	APIC	Deficit	Equity
Balance, December 31, 2017	39,439,505	$39,440	$31,822,161	$(24,242,688)	$7,618,913
Stock based compensation	-	-	4,318,993	-	4,318,993
Issuance of common stock	2,186,855	2,187	19,397,672	-	19,399,859
Offering costs	-	-	(95,778)	-	(95,778)
Debt discount on notes	-	-	1,253,390	-	1,253,390
Exercise of employee stock options	602,533	602	494,264	-	494,866
Exercise of warrants	349,315	349	677,891	-	678,240
Net loss	-	-	-	(15,705,865)	(15,705,865)
Balance, December 31, 2018	42,578,208	$42,578	$57,868,593	$(39,948,553)	$17,962,618
Stock based compensation	-	-	2,609,370	-	2,609,370
Exercise of employee stock options	441,210	441	551,669	-	552,110
Exercise of warrants	50,000	50	57,450	-	57,500
Net loss	-	-	-	(13,044,772)	(13,044,772)
Balance, December 31, 2019	43,069,418	$43,069	$61,087,082	$(52,993,325)	$8,136,826

The accompanying notes are an integral part of these financial statements

CohBar, Inc.

Statements of Cash Flows

	For The Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(13,044,772)	$(15,705,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	147,687	79,128
Loss on disposal of property and equipment	-	1,084
Stock-based compensation	2,609,370	4,318,993
Amortization of debt discount	420,341	311,125
Amortization of debt issuance costs	19,510	14,025
Discount on investments	(34,574)	29,583
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(100,681)	(96,356)
Accounts payable	(697,959)	650,720
Accrued liabilities	564,879	102,655
Accrued payroll and other compensation	10,094	164,528
Net cash used in operating activities	(10,106,105)	(10,130,380)

Cash flows from investing activities:
Purchases of property and equipment	(149,545)	(423,342)
Patent costs	-	1,739
Payment for security deposit	(7,449)	(9,889)
Purchases of investments	(40,348,000)	(41,402,000)
Proceeds from redemptions of investments	56,843,000	30,541,000
Net cash provided by (used in) investing activities	16,338,006	(11,292,492)

Cash flows from financing activities:
Proceeds from notes payable	-	3,902,500
Debt issuance costs	-	(57,923)
Proceeds from the Controlled Equity Offering, net	-	19,304,081
Proceeds from exercise of warrants	57,500	678,240
Proceeds from exercise of employee stock options	552,110	494,866
Net cash provided by financing activities	609,610	24,321,764

Net increase in cash and cash equivalents	6,841,511	2,898,892
Cash and cash equivalents at beginning of period	5,722,342	2,823,450
Cash and cash equivalents at end of period	$12,563,853	$5,722,342

Non-cash investing and financing activities:
Warrants issued in connection with note payable	$-	$1,253,390

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,300	$1,508

The accompanying notes are an integral part of these financial statements

CohBar, Inc.

Notes to Financial Statements

Note 1 - Business Organization and Nature of Operations

CohBar, Inc. (“CohBar,” “its” or the “Company”) is a clinical stage biotechnology company focused on the research and development of mitochondria based therapeutics (MBTs), an emerging class of drugs for the treatment of chronic and age-related diseases including nonalcoholic steatohepatitis (NASH), obesity, cancer, fibrotic diseases such as IPF, T2D, cardiovascular and neurodegenerative diseases.

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

Note 2 - Liquidity and Management’s Plans

As of December 31, 2019, the Company had a cash and cash equivalents balance of $12,563,853 and working capital and stockholders’ equity of $10,885,941 and $8,136,826 respectively. During the year ended December 31, 2019, the Company incurred a net loss of $13,044,772. The Company has not generated any revenues, has incurred net losses since inception and does not expect to generate revenues in the near term. Factors such as these and the Company’s projected cash burn raised substantial doubt about its ability to continue as a going concern for at least one year from the issuance of these financial statements. However, management has substantial latitude as to the timing and amount of the expenses it incurs, and such latitude and control of those expenditures alleviated the substantial doubt. Management believes, due in part to such latitude and control, that it has sufficient capital to meet its operating expenses and obligations for the next twelve months from the date of this filing. However, if unanticipated difficulties or circumstances arise, the Company may require additional capital sooner to support its operations. If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail its research and development activities and/or other operations until such time as additional capital becomes available. Such limitation of the Company’s activities would allow it to slow its rate of spending and extend its use of cash until additional capital is raised. There can be no assurance that such a plan would be successful. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain such financing on reasonable terms.

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

Investments

Investments as of December 2019 and 2018 consist of U.S. Treasury Bills, which are classified as held-to-maturity, and Certificates of Deposit totaling $0 and $16,460,426, respectively. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. All of the Company’s U.S. Treasury Bills matured within the subsequent twelve months from the date of purchase. Unrealized gains and losses were de minimus. As of December 31, 2018, the carrying value of the Company’s U.S. Treasury Bills approximates their fair value due to their short-term maturities.

Capitalization of Patent Costs

 The Company capitalizes the costs of its patents which consists of legal and filing fees related to the prosecution of patent filings. The patents will be amortized using the straight-line method over the estimated remaining lives of the patents which is 20 years from the initial filing of the patent. Amortization for each of the years ended December 31, 2019 and 2018 was $1,079.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2019, the Company invested $9,505,777 in Treasury Bills that are considered cash equivalents due to their maturity date being less than three months from the date of purchase. As of December 31, 2018, the Company did not have any cash equivalents.

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

Common Stock Purchase Warrants

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provides the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets, liabilities and equity is required.  The Company’s free-standing derivatives consist of warrants to purchase common stock that were issued in connection with its notes payable and private offering. The Company evaluated these warrants to assess their proper classification using the applicable criteria enumerated under U.S. GAAP and determined that the common stock purchase warrants meet the criteria for equity classification in the accompanying balance sheets as of December 31, 2019 and 2018.

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

The benefit of tax positions taken or expected to be taken in income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2019 and 2018. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized during the years ended December 31, 2019 and 2018.

CohBar, Inc.

Notes to Financial Statements

Note 3 - Summary of Significant Accounting Policies (continued)

Research and Development Expenses

The Company expenses all research and development expenses as incurred. These costs include payroll, employee benefits, supplies, contracted for lab services, depreciation and other personnel-related costs associated with product development.

Share-Based Payment

The Company accounts for share-based payments using the fair value method. For employees and directors, the fair value of the award is measured, as discussed below, on the grant date. For non-employees, fair value is generally valued based on the fair value of the services provided or the fair value of the equity instruments on the measurement date, whichever is more readily determinable. The Company has granted stock options at exercise prices equal to the closing price of the Company’s common stock as reported by Nasdaq, with input from management on the date of grant. Upon exercise of an option or warrant, the Company issues new shares of common stock out of its authorized shares.

The weighted-average fair value of options and warrants has been estimated on the grant date or measurement date using the Black-Scholes pricing model. The fair value of each instrument is estimated on the grant date or measurement date utilizing certain assumptions for a risk-free interest rate, volatility and expected remaining lives of the awards. The risk-free interest rate used is the United States Treasury rate for the day of the grant having a term equal to the life of the equity instrument. Beginning with the first quarter of the year ending 2019, the fair value of stock-based payment awards issued was estimated using a volatility derived from the Company’s share price. Prior to the first quarter of the year ending 2019, the Company had a limited history of being publicly traded and estimated the fair value of stock-based payment awards using a volatility derived from an index of comparable entities. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future.

The weighted-average Black-Scholes assumptions are as follows:

	For the Years Ended December 31,
	2019	2018
Expected life	6 years	4 years
Risk free interest rate	2.18%	2.62%
Expected volatility	77%	84%
Expected dividend yield	0%	0%

As of December 31, 2019, total unrecognized stock compensation expense was $4,972,057, which will be recognized as those options vest over a period of approximately four years. The amount of future stock option compensation expense could be affected by any future option grants or by any option holders leaving the Company before their grants are fully vested.

CohBar, Inc.

Notes to Financial Statements

Note 3 - Summary of Significant Accounting Policies (continued)

Warrants Issued in 2018 Notes Payable Offering

In connection with the Notes Payable issued in March and April 2018, the Company issued warrants to purchase 780,500 shares of its common stock (see Note 7 - Notes Payable). These warrants are exercisable at an exercise price of $5.30 per share. The Company evaluated the terms of these warrants and concluded that they should be treated as Equity. The fair value of the warrants was $1,253,390 and was recorded as a debt discount offsetting the carrying value of the notes in the accompanying balance sheets.

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

	As of December 31,
	2019	2018
Options	7,632,358	5,488,282
Warrants	4,907,223	4,964,205
Totals	12,539,581	10,452,487

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases are classified as either operating or finance, and classification is based on criteria similar to current lease accounting. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), which amends 2016-02 on how to apply certain aspects of the new lease standard, and ASU No. 2018-11, “Leases (Topic 842) – Targeted Improvements” (ASU 2018-11), which addresses implementation issues. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. ASU 2016-02, ASU-2018-10 and ASU 2018-11 did not have a material impact on the Company’s financial statements upon adoption.

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

CohBar, Inc.

Notes to Financial Statements

Note 3 - Summary of Significant Accounting Policies (continued)

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements” (“ASU 2018-09”). These amendments provide clarifications and corrections to certain ASC subtopics including, but not limited to, the following: Income Statement - Reporting Comprehensive Income – Overall (Topic 220-10), Debt - Modifications and Extinguishments (Topic 470-50), Distinguishing Liabilities from Equity – Overall (Topic 480-10), Compensation - Stock Compensation - Income Taxes (Topic 718-740) and Fair Value Measurement – Overall (Topic 820-10). The majority of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2018. The adoption of ASU 2018-19 did not have a material impact on the financial statements contained herein.

Note 4 - Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2019	2018
Lab equipment	$839,802	$727,450
Computer and equipment	60,384	23,191
Total property and equipment	$900,186	$750,641
Less: accumulated depreciation	(376,509)	(229,901)
Total property and equipment, net	$523,677	$520,740

Depreciation expense related to property and equipment for the years ended December 31, 2019 and 2018 was $147,441 and $78,049, respectively. During the year ended December 31, 2019, the Company wrote off fully depreciated assets and adjusted the carrying value of the assets and accumulated depreciation by $833, respectively.

Note 5 - Intangible Assets

Intangible assets consist of the following:

	As of December 31,
	2019	2018
Intangible assets: patents	$21,604	$21,604
Less: amortization	(2,450)	(1,371)
Total intangible assets, net	$19,154	$20,233

Amortization expense for each of the years ended December 31, 2019 and 2018 was $1,079.

The Company will recognize intangible amortization expense of $1,079 in each of the next five years. Thereafter, amortization expense will total $13,759.

CohBar, Inc.

Notes to Financial Statements

Note 6 - Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31,
	2019	2018
Lab services & supplies	$131,176	$7,786
Professional fees	57,912	106,478
Consultant fees	3,750	3,750
Interest	544,199	231,999
Other	179,655	1,800
Total accrued liabilities	$916,692	$351,813

Note 7 - Notes Payable

During the year ended December 31, 2018, the Company entered into Note and Warrant Purchase Agreements (the “Purchase Agreements”) with certain accredited investors (the “Investors”) pursuant to which the Company issued to the Investors $3,902,500 aggregate principal amount of its 8% Unsecured Promissory Notes due in March 2021 (the “Notes”). The Notes were issued together with warrants to purchase up to an aggregate of 780,500 shares of the Company’s common stock at an exercise price of $5.30 per share. Notes in the aggregate amount of $532,500 were purchased by officers and directors of the Company. The warrants are exercisable any time prior to March 29, 2021. The Company determined the fair value of the warrants issued using the Black-Scholes pricing model with the following assumptions:

For The Year Ended
December 31, 2018
Expected life	3 years
Risk free interest rate	2.39% - 2.51%
Expected volatility	68.85% - 68.89%
Expected dividend yield	0%
Forfeiture rate	0%

The fair value of the warrants was $1,253,390 and was recorded as a debt discount. The Company also incurred offering costs of $57,923 to issue the debt. Both the debt discount and offering costs the Company incurred offset the carrying value of the Notes in the accompanying balance sheets. The Company amortized $439,851 and $325,150 during the twelve months ended December 31, 2019 and 2018, respectively, of the debt discount and issuance costs leaving a net Notes payable balance at December 31, 2019 and 2018 of $3,356,188 and $2,916,337, respectively. The Company uses the straight-line method which approximates the interest method for the amortization of the debt discount and issuance costs. As of December 31, 2019 and 2018, the Company recorded accumulated amortization of $765,001 and $325,150, respectively, for the debt discount and offering costs.

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

CohBar, Inc.

Notes to Financial Statements

Note 8 - Commitments and Contingencies (continued)

Licensing Agreements

The Company is a party to an Exclusive License Agreement (the “2011 Exclusive Agreement”) with the Regents of the University of California (“the Regents” or “Licensors”) which remains in effect for the life of the last-to-expire patent or last to be abandoned patent application, whichever is later. The Company agreed to pay the Licensors specified development milestone payments aggregating up to $765,000 for the first product sold under the license. Milestone payments for additional products developed and sold under the license are reduced by 50%. The Company is also required to pay annual maintenance fees to the Licensors. Aggregate maintenance fees for the first five years following execution of the agreement were $80,000. Thereafter, the Company is required to pay maintenance fees of $50,000 annually until the first sale of a licensed product. In addition, for the duration of the 2011 Exclusive Agreement, the Company is required to pay the Licensors royalties equal to 2% of its worldwide net sales of drugs, therapies or other products developed from claims covered by the licensed patents, subject to a minimum royalty payment of $75,000 annually, beginning after the first commercial sale of a licensed product. The Company is required to pay royalties ranging from 8% of worldwide sublicense sales of covered products (if the sublicense is entered after commencement of phase II clinical trials) to 12% of worldwide sublicense sales (if the sublicense is entered prior to commencement of phase I clinical trials). The agreement also requires the Company to meet certain diligence and development milestones, including filing of an Investigational New Drug (“IND”) Application for a product covered by the agreement on or before the seventh anniversary of the agreement date. In October 2019, the Regents accepted the Company’s payment for an additional year of license maintenance. Through December 31, 2019, no royalties have been incurred under the agreement. All maintenance fees due and payable have been paid.

The Company is also a party to an Exclusive License Agreement (the “2013 Exclusive Agreement”) with the Regents whereby the Regents granted to the Company an exclusive license for the use of certain other patents.  The 2013 Exclusive Agreement remains in effect for the life of the last-to-expire patent or last to be abandoned patent application, whichever is later. The Company paid the Regents an initial license issue fee of $10,000 for these other patents, which was charged to General and Administrative expense, as incurred. The Company is also required to pay annual maintenance fees to the Licensors. Aggregate maintenance fees for the first three years following execution of the agreement were $7,500. Thereafter, the Company is required to pay maintenance fees of $5,000 annually until the first sale of a licensed product. The Company agreed to pay the Regents specified development milestone payments aggregating up to $765,000 for the first product sold under the 2013 Exclusive Agreement. Milestone payments for additional products developed and sold under the 2013 Exclusive Agreement are reduced by 50%. In addition, for the duration of the 2013 Exclusive Agreement, the Company is required to pay the Regents royalties equal to 2% of the Company’s worldwide net sales of drugs, therapies or other products developed from claims covered by the licensed patent, subject to a minimum royalty payment of $75,000 annually, beginning after the first commercial sale of a licensed product. The Company is required to pay the Regents royalties ranging from 8% of worldwide sublicense sales of covered products (if the sublicense is entered after commencement of phase II clinical trials) to 12% of worldwide sublicense sales (if the sublicense is entered prior to commencement of phase I clinical trials). The agreement also requires the Company to meet certain diligence and development milestones, including filing of an IND Application for a product covered by the agreement on or before the seventh anniversary of the agreement date. Through December 31, 2019, no royalties have been incurred under the agreement. All maintenance fees due and payable have been paid.

CohBar, Inc.

Notes to Financial Statements

Note 8 - Commitments and Contingencies (continued)

Operating Leases

The Company is a party to a lease agreement for laboratory space leased on a month-to-month basis that is part of a shared facility in Menlo Park, California. In September 2019, the Company renewed its lease for office space in Fairfield, New Jersey for an additional year at the same annual cost of $13,080 per annum.

Rent expense amounted to $350,979 and $298,972 for the years ended December 31, 2019 and 2018, respectively.

Note 9 - Income Taxes

The tax effects of temporary differences that give rise to deferred tax assets are as follows:

	As of December 31,
	2019	2018
Current:
Accrued expenses	$223,712	$168,068

Stock compensation	838,753	632,254

Net operating loss carryforward	11,978,595	8,949,957

Research and development credit carry forward	367,261	488,942

Total deferred tax assets	13,408,321	10,239,221

Valuation allowance	(13,408,321)	(10,239,221)

Deferred tax asset, net of valuation allowance	$-	$-

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Years Ended December 31,
	2019	2018
U.S. statutory federal rate	(21.0)%	(21.0)%
State income taxes, net of federal tax	(7.0)%	(7.0)%
Federal tax rate change	-%	-%
Permanent differences	3.0%	5.4%
Prior year true-ups	0.3%	0.2%
R&D tax credit	(0.7)%	(0.5)%
Change in valuation allowance	25.4%	22.9%
Income tax provision (benefit)	-%	-%

CohBar, Inc.

Notes to Financial Statements

Note 9 - Income Taxes (continued)

The income tax provision consists of the following:

	For the Years Ended December 31,
	2019	2018
Federal
Current	$-	$-
Deferred	(2,378,218)	(2,837,776)
State and local
Current	-	-
Deferred	(790,882)	(943,709)
Change in valuation allowance	3,169,100	3,781,485
Income tax provision (benefit)	$-	$-

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not more-likely-than-not, a valuation allowance is established.  Based upon the Company’s losses since inception, management believes that it is more-likely-than-not that future benefits of deferred tax assets will not be realized. Therefore, the Company established a full valuation allowance as of December 31, 2019 and 2018. As of December 31, 2019 and 2018, the change in valuation allowance was $3,169,100 and $3,781,485, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, principally California and New Jersey. The Company is subject to examination by the various taxing authorities.  The Company’s federal and state income tax returns for tax years beginning in 2014 remain subject to examination.

At December 31, 2019 and 2018, the Company had approximately $43,000,000 and $32,000,000, respectively, of federal and state net operating loss carryovers that may be available to offset future taxable income.   The Company’s 2017 and prior federal and state net operating loss carry forwards, if not utilized, will begin to expire from 2029 to 2038. Beginning with 2018, and for subsequent years, the Company’s NOLs will have indefinite lives for federal tax purposes. In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s net operating loss carryforward could be limited in the event of a change in ownership. At this time, the Company has not completed a full study to assess whether an ownership change under Section 382 of the Code occurred due to the costs and complexities associated with such a study.

CohBar, Inc.

Notes to Financial Statements

Note 10 - Stockholders’ Equity

Authorized Capital

The Company has authorized the issuance and sale of up to 80,000,000 shares of stock, consisting of 75,000,000 shares of common stock having a par value of $0.001 and 5,000,000 shares of Preferred Stock having a par value of $0.001 per share. As of December 31, 2019 and 2018, there were no shares of Preferred Stock outstanding and there were no declared but unpaid dividends or undeclared dividend arrearages on any shares of the Company’s capital stock.

Controlled Equity Offering

During the year ended December 31, 2018, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. as sales agent. The Company issued 2,186,855 shares of its common stock under the Controlled Equity Offering program for proceeds of $19,304,081, net of commissions and professional fees of $95,778.

Stock Options

The Company has an incentive stock plan, the Amended and Restated 2011 Equity Incentive Plan, as amended (the “2011 Plan”), and has granted stock options to employees, non-employee directors and consultants from the 2011 Plan. Options granted under the 2011 Plan may be Incentive Stock Options or Non-statutory Stock Options, as determined by the Administrator at the time of grant. On June 19, 2018, the Company’s stockholders approved an amendment to the 2011 Plan previously adopted by the Company’s board of directors on April 20, 2018 (the “2018 Amendment”). The 2018 Amendment increased the number of shares authorized for issuance under the 2011 Plan to a total of 10,000,000. As of December 31, 2019, there were 1,190,566 shares remaining available for issuance under the 2011 Plan.

During the year ended December 31, 2019, the Company granted stock options to employees to purchase 2,779,000 shares of the Company’s common stock at exercise prices that ranged between $1.43 to $3.15 per share. The options have terms of ten years. The stock options have an aggregate grant date fair value of $3,471,351.

During the year ended December 31, 2019, 441,210 stock options were exercised for cash proceeds of $552,110 and the Company cancelled 193,714 stock options.

During the year ended December 31, 2018, the Company granted stock options to employees to purchase 860,000 shares of the Company’s common stock at exercise prices that ranged between $3.57 to $8.86 per share. The options have terms of ten years. The stock options have an aggregate grant date fair value of $3,337,752.

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

The Company recorded stock-based compensation as follows:

	For the Years Ended December 31,
	2019	2018
Research and development	$915,075	$2,583,251
General and administrative	1,694,295	1,735,742
Total	$2,609,370	$4,318,993

The following table represents stock option activity for the years ended December 31, 2019 and 2018:

			Weighted Average
	Stock Options		Exercise Price		Fair Value	Contractual	Aggregate
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Intrinsic Value
Balance – December 31, 2017	5,691,414	3,124,941	$1.16	$0.73	$0.73	6.87	$-
Granted	860,000	-	-	-	-	-	-
Exercised	(602,533)	-	-	-	-	-	-
Cancelled	(460,599)	-	-	-	-	-	-
Balance – December 31, 2018	5,488,282	4,384,294	$2.10	$1.32	$1.32	5.80	$-
Granted	2,779,000	-	-	-	-	-	-
Exercised	(441,210)	-	-	-	-	-	-
Cancelled	(193,714)	-	-	-	-	-	-
Balance – December 31, 2019	7,632,358	4,542,144	$2.21	$1.57	$1.57	6.44	$2,364,422

The following table summarizes information on stock options outstanding and exercisable as of December 31, 2019:

Grant Price		Weighted Average	Total	Number	Weighted Average Remaining Contractual
From	To	Exercise Price	Outstanding	Exercisable	Term
$0.05	$2.02	$0.89	3,290,357	3,086,190	4.32 years
$2.40	$4.60	$2.47	3,649,001	998,021	8.64 years
$5.30	$8.86	$6.62	693,000	457,933	8.36 years
		Totals	7,632,358	4,542,144

Warrants

During the year ended December 31, 2019, warrants to purchase 50,000 shares of the Company’s common stock were exercised for cash proceeds of $57,500.

During the year ended December 31, 2019, warrants to purchase 6,982 shares of the Company’s common stock expired and were cancelled.

During the year ended December 31, 2018, warrants to purchase up to an aggregate of 780,500 shares of the Company’s common stock at an exercise price of $5.30 per share were issued in the Company’s Notes offering. The Warrants had a fair value of $1,253,390 (see Note 7 “Notes Payable”).

During the year ended December 31, 2018, warrants to purchase 349,315 shares of the Company’s common stock were exercised for aggregate cash proceeds of $678,240.

CohBar, Inc.

Notes to Financial Statements

Note 10 - Stockholders’ Equity (continued)

The following table represents warrant activity for the years ended December 31, 2019 and 2018:

			Weighted Average
	Warrants		Exercise Price		Fair Value	Contractual	Aggregate
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Intrinsic Value
Balance – December 31, 2017	4,533,020	4,517,395	$1.85	$1.85	$1.00	3.21	$-
Granted	780,500	-	-	-	-	-	-
Exercised	(349,315)	-	-	-	-	-	-
Cancelled	-	-	-	-	-	-	-
Balance – December 31, 2018	4,964,205	4,964,205	$2.39	$2.39	$1.14	2.27	$-
Granted	-	-	-	-	-	-	-
Exercised	(50,000)	-	-	-	-	-	-
Cancelled	(6,982)	-	-	-	-	-	-
Balance – December 31, 2019	4,907,223	4,907,223	$2.40	$2.40	$1.11	1.55	$1,077,594

Note 11 - Non-Cash Expenses

The following table details the Company’s non-cash expenses included in the accompanying statements of operations:

	For the Years Ended December 31,
	2019	2018
Operating expenses:
Stock-based compensation	$2,609,370	$4,318,993
Depreciation & amortization	148,520	79,128
Subtotal	$2,757,890	$4,398,121

Other expense:
Amortization of debt discount	420,341	311,125
Total non-cash expenses	$3,178,231	$4,709,246

Note 12 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date on which the financial statements were issued require adjustment or disclosure in the Company’s financial statements.

Subsequent to December 31, 2019, a total of 71,981 stock options were exercised for cash proceeds of $42,226.

Subsequent to December 31, 2019, the Company granted stock options to purchase a total of 125,000 shares of the Company’s common stock with an exercise price of $2.24 per share. The stock options have terms of ten years and are subject to vesting based over a four-year period.

Subsequent to December 31, 2019, the Company extended the maturity date of the Notes it issued during the year ended December 31, 2018 (see Note 7 - Notes Payable). The original maturity date of March 29, 2021 was extended to June 30, 2021. The expiration date of the warrants that were issued in connection with the Notes was extended from March 29, 2021 to March 29, 2022.

Subsequent to December 31, 2019, the Company extended the expiration date of warrants to purchase approximately 1.2 million shares of the Company’s common stock that were issued in 2017 as part of a private offering. The original expiration date of the warrants, June 30, 2020, was extended to September 30, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including Steven Engle, our Chief Executive Officer, and Jeff Biunno, our Chief Financial Officer (collectively, the “Certifying Officers”), of the effectiveness of our disclosure controls and procedures as of December 31, 2019, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our management concluded that, during the year ended December 31, 2019, our disclosure controls and procedures was effective.

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

Management’s Assessment

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2019, our internal control over financial reporting was effective.

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

Item 9B. Other Information

On March 10, 2020, the Company entered into amendments (the “Amendments”) with certain holders of the Company’s 8% Unsecured Promissory Notes (the “2018 Notes”) and Nontransferable Common Stock Purchase Warrants (the “2018 Warrants”). Pursuant to the Amendments, the maturity date of the applicable 2018 Notes was extended from March 29, 2021 to June 30, 2021 and the expiration date of the applicable 2018 Warrants was extended from March 29, 2021 to March 29, 2022. The terms of the applicable 2018 Notes were also amended to grant the holders of such 2018 Notes a right to participate in a future private offering of the Company’s securities upon terms substantially similar to those offered to investors in a future primary offering of the Company’s securities and to grant resale registration rights in connection therewith.

Also, on March 10, 2020, the Company entered into an amendment with certain holders of the Company’s Common Stock Purchase Warrants (the “2017 Warrants”) pursuant to which the expiration date of the applicable 2017 Warrants was extended from June 30, 2020 to September 30, 2021.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, or will be included in an amendment to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, or will be included in an amendment to this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about our equity compensation plan as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of options warrants and rights (a)		Weighted-average exercise price of outstanding options warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	7,632,358		$2.14	1,690,566	(2)
Equity compensation plans not approved by stockholders	942,671	(1)	0.51	-
Total	8,575,029		$0.45	1,690,566

(1)	Consists of warrants issued to our Chief Operating Officer pursuant to an employment agreement, and warrants issue to two consultants pursuant to consulting agreements, and warrants issued to the ADDF for the 2013 grant.
(2)	Consists of securities for two equity compensation plans approved by the Company’s stockholders, (i) an incentive stock plan, the Amended and Restated 2011 Equity Incentive Plan, as amended (the “2011 Plan”), which the Company has granted stock options to employees, non-employee directors and consultants; and (ii) an Employee Stock Purchase Plan which allows employees of the Company to purchase shares through payroll deductions during set offering periods.

Beneficial Ownership

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, or will be included in an amendment to this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, or will be included in an amendment to this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, or will be included in an amendment to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The financial statements, together with the report thereon of Marcum LLP, are included on the pages indicated below:

Financial Statements and Schedules

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

Exhibit No.	Description
3.1	Third Amended and Restated Articles of Incorporation - Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, as filed with the Commission on January 8, 2015.

3.2	Amended and Restated Bylaws - Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K, as filed with the Commission on January 8, 2015.

4.1	Description of the Registrant’s Securities.

10.1*	Amended and Restated 2011 Equity Incentive Plan - Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, as filed with the Commission on January 8, 2015.

10.2*	First Amendment to Amended and Restated 2011 Equity Incentive Plan - Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, as filed with the Commission on August 24, 2017.

10.3*	Second Amendment to Amended and Restated 2011 Equity Incentive Plan – Incorporated by reference to Exhibit 99.4 to our Registration Statement on Form S-8 (File No. 333-226434) as filed with the Commission on July 30, 2018.

10.4*	Form of Option Agreement under the 2011 Equity Incentive Plan -- Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.5	Exclusive License Agreement, dated August 6, 2013, between CohBar, Inc. and the Regents of the University of California - Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.6	Exclusive License Agreement, dated November 3, 2011, between and among CohBar, Inc. and the Regents of the University of California, and Albert Einstein College of Medicine of Yeshiva University - Incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.7*	Form of Indemnification Agreement - Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.8*	Common Stock Purchase Warrant, dated April 11, 2014, issued to Jon Stern - Incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

10.9	Form of Common Stock Purchase Warrants issued July 2017 - Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K as filed with the Commission on July 18, 2017.

10.10	Form of Nontransferable Common Stock Purchase Warrants issued March and April 2018 – Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K as field with the Commission on May 4, 2018.

10.11	Form of 8% Unsecured Promissory Note Due 2021 issued March and April 2018 - Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K as field with the Commission on May 4, 2018.

10.12*	Executive Employment Agreement, dated April 11, 2014, between CohBar, Inc. and Jon Stern - Incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

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

Exhibit No.	Description
10.15*	Executive Employment Agreement, dated November 17, 2014, between CohBar, Inc. and Kenneth Cundy - Incorporated by reference to Exhibit 10.13 to the Amendment No. 2 of our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 28, 2014.

10.16*	Consulting Agreement, dated November 10, 2011, by and between the Company and Nir Barzilai, as extended by an extension agreement dated November 1, 2014 - Incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-200033) as filed with the Commission on November 10, 2014.

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

10.19	Controlled Equity Offering Sales Agreement, dated June 12, 2018, by and between CohBar, Inc. and Cantor Fitzgerald and Co. – Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on June 12, 2018.

10.20*	Interim Chief Executive Officer Agreement, dated December 7, 2018, by and between CohBar, Inc. and Philippe Calais – Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on December 10, 2018.

10.21*	Letter Agreement, dated January 10, 2019, by and between CohBar, Inc. and Simon Allen – Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Commission on March 18, 2019.

10.22*	Executive Employment Agreement dated May 6, 2019, by and between CohBar, Inc. and Steven Engle - Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the Commission on May 8, 2019.

10.23*	Amendment, dated as of June 4, 2019, to Executive Employment Agreement, dated as of November 27, 2013, between CohBar, Inc. and Jeffrey F. Biunno. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the Commission on August 9, 2019.

10.24*	Interim Chief Executive Officer Agreement Extension, dated April 6, 2019, between Philippe Calais and CohBar, Inc. – Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 11, 2019.

10.25*	Employee Stock Purchase Plan. – Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K as field with the Commission on June 21, 2019.

10.26	Form of Amendment to 8% Unsecured Promissory Note and Nontransferable Common Stock Purchase Warrant.

10.27	Form of Amendment to Common Stock Purchase Warrant.

23.1	Consent of independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract, compensatory agreement or arrangement, in which our directors or executive officers may participate.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2020		COHBAR, INC.

	By:	/s/ Jeffrey F. Biunno
Jeffrey F. Biunno
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Jeffrey F. Biunno and Steven Engle, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Engle	Chief Executive Officer and Director	March 12, 2020
Steven Engle	(Principal Executive Officer)

/s/ Jeffrey F. Biunno	Chief Financial Officer, Treasurer and Secretary	March 12, 2020
Jeffrey F. Biunno	(Principal Financial and Accounting Officer)

/s/ Jon L. Stern	Chief Operating Officer and Director	March 12, 2020
Jon L. Stern

/s/ Albion J. Fitzgerald	Chairman of the Board of Directors	March 12, 2020
Albion J. Fitzgerald

/s/ Nir Barzilai	Director	March 12, 2020
Nir Barzilai

/s/ Pinchas Cohen	Director	March 12, 2020
Pinchas Cohen

/s/ John Amatruda	Director	March 12, 2020
John Amatruda

/s/ Phyllis Gardner	Director	March 12, 2020
Phyllis Gardner

/s/ David Greenwood	Director	March 12, 2020
David Greenwood

/s/ Misha Petkevich	Director	March 12, 2020
Misha Petkevich