Form 10-Q
period 2020-03-31
CohBar, Inc.
filed 2020-05-14
CIK 1522602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 11, 2020, the registrant had outstanding 43,171,399 shares of common stock.

COHBAR, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2020

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CohBar, Inc.

Condensed Balance Sheets

	As of
	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,168,766	$12,563,853
Prepaid expenses and other current assets	297,897	361,311
Total current assets	10,466,663	12,925,164
Property and equipment, net	487,172	523,677
Intangible assets, net	18,884	19,154
Other assets	67,403	64,242
Total assets	$11,040,122	$13,532,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$462,124	$444,776
Accrued liabilities	910,674	916,692
Accrued payroll and other compensation	573,320	677,755
Current portion of note payable, net of debt discount and offering costs of $5,555 and $0 as of March 31, 2020 and December 31, 2019, respectively	79,445	-
Total current liabilities	2,025,563	2,039,223
Notes payable, net of current portion and net of debt discount and offering costs of $449,475 and $546,312 as of March 31, 2020 and December 31, 2019, respectively	3,368,025	3,356,188
Total liabilities	5,393,588	5,395,411

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized 5,000,000 shares; No shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.001 par value, Authorized 75,000,000 shares; Issued and outstanding 43,141,399 shares as of March 31, 2020 and 43,069,418 as of December 31, 2019	43,141	43,069
Additional paid-in capital	62,814,281	61,087,082
Accumulated deficit	(57,210,888)	(52,993,325)
Total stockholders’ equity	5,646,534	8,136,826
Total liabilities and stockholders’ equity	$11,040,122	$13,532,237

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Condensed Statements of Operations

(unaudited)

	For The Three Months Ended March 31,
	2020	2019

Revenues	$-	$-

Operating expenses:
Research and development	1,449,872	1,371,848
General and administrative	1,831,621	1,456,197
Total operating expenses	3,281,493	2,828,045
Operating loss	(3,281,493)	(2,828,045)

Other income (expense):
Interest income	35,449	94,405
Interest expense	(77,836)	(76,981)
Equity modification expense	(802,400)	-
Amortization of debt discount and offering costs	(91,283)	(109,963)
Total other expense	(936,070)	(92,539)
Net loss	$(4,217,563)	$(2,920,584)
Basic and diluted net loss per share	$(0.10)	$(0.07)
Weighted average common shares outstanding - basic and diluted	43,119,369	42,635,509

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Statements of Changes in Stockholders’ Equity

(unaudited)

	Three Month Period Ended March 31, 2020
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Number	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	43,069,418	$43,069	$61,087,082	$(52,993,325)	$8,136,826
Stock based compensation	-	-	882,645	-	882,645
Equity modification expense	-	-	802,400	-	802,400
Exercise of employee stock options	71,981	72	42,154	-	42,226
Net loss	-	-	-	(4,217,563)	(4,217,563)
Balance, March 31, 2020	43,141,399	$43,141	$62,814,281	$(57,210,888)	$5,646,534

	Three Month Period Ended March 31, 2019
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Number	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	42,578,208	$42,578	$57,868,593	$(39,948,553)	$17,962,618
Stock based compensation	-	-	763,659	-	763,659
Exercise of employee stock options	94,530	95	151,506	-	151,601
Exercise of warrants	50,000	50	57,450	-	57,500
Net loss	-	-	-	(2,920,584)	(2,920,584)
Balance, March 31, 2019	42,722,738	$42,723	$58,841,208	$(42,869,137)	$16,014,794

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Statements of Cash Flows

	For The Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,217,563)	$(2,920,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,958	34,623
Stock-based compensation	882,645	763,659
Equity modification expense	802,400	-
Amortization of debt discount	87,201	105,085
Amortization of debt issuance costs	4,081	4,878
Discount on investments	-	8,940
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	63,414	48,826
Accounts payable	17,348	(887,190)
Accrued liabilities	(6,018)	118,657
Accrued payroll and other compensation	(104,435)	(123,887)
Net cash used in operating activities	(2,426,969)	(2,846,993)

Cash flows from investing activities:
Purchases of property and equipment	(7,183)	(4,676)
Payment for security deposit	(3,161)	-
Purchases of investments	-	(15,485,000)
Proceeds from redemptions of investments	-	16,495,000
Net cash (used in) provided by investing activities	(10,344)	1,005,324

Cash flows from financing activities:
Proceeds from exercise of warrants	-	57,500
Proceeds from exercise of employee stock options	42,226	151,601
Net cash provided by financing activities	42,226	209,101

Net decrease in cash and cash equivalents	(2,395,087)	(1,632,568)
Cash and cash equivalents at beginning of period	12,563,853	5,722,342
Cash and cash equivalents at end of period	$10,168,766	$4,089,774

The accompanying notes are an integral part of these condensed financial statements

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Business Organization and Nature of Operations

CohBar, Inc. (“CohBar,” “its” or the “Company”) is a clinical stage biotechnology company focused on the research and development of mitochondria based therapeutics (“MBTs”), an emerging class of drugs for the treatment of chronic and age-related diseases including nonalcoholic steatohepatitis (“NASH”), obesity, cancer, fibrotic diseases such as idiopathic pulmonary fibrosis, acute respiratory distress syndrome (ARDS) including COVID-19 associated ARDS, type 2 diabetes mellitus and cardiovascular and neurodegenerative diseases.

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

The Company is monitoring the COVID-19 pandemic, which continues to rapidly evolve, and has taken steps to mitigate the potential impacts on its business. The extent to which the outbreak may impact the Company’s business, preclinical studies and further delay its clinical trial will depend on future developments, which are highly uncertain and cannot be predicted with confidence such as what CohBar experienced recently with the pause in the clinical study. The Company has modified its business practices, including implementing a work from home policy for all employees and restricting nonessential travel. The Company expects to continue to take actions that are in the best interests of our employees and business partners. Due to the uncertainty surrounding the pandemic, the Company’s visibility into the duration of these actions is limited.

The unaudited interim condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by U.S. GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K (the “2019 Form 10-K”), filed with the SEC on March 12, 2020. The interim unaudited condensed financial statements should be read in conjunction with those audited financial statements included in the 2019 Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any other period.

Note 2 – Liquidity and Management’s Plans

As of March 31, 2020, the Company had working capital and stockholders’ equity of $8,441,100 and $5,646,534, respectively. During the three months ended March 31, 2020, the Company incurred a net loss of $4,217,563 and $2,426,969 net cash was used in its operating activities. The Company has not generated any revenues, has incurred net losses since inception and does not expect to generate revenues in the near term. Factors such as these and the Company’s projected cash burn raised substantial doubt about its ability to continue as a going concern for at least one year from the issuance of these financial statements. However, management has substantial latitude as to the timing and amount of the expenses it incurs and such latitude and control of those expenditures alleviated the substantial doubt. The Company believes, due in part to such latitude and control, that it has sufficient capital to meet its operating expenses and obligations for the next twelve months from the date of this filing. If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail its research and development activities and/or other operations until such time as additional capital becomes available. Such limitation of its activities would allow the Company to slow its rate of spending and extend its use of cash until additional capital is raised. There can be no assurance that such a plan would be successful. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain such financing on reasonable terms.

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

Investments

Investments as of March 31, 2020 and December 31, 2019 consist of U.S. Treasury Bills, which are classified as held-to-maturity, totaling $7,945,570 and $9,505,777, respectively. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. Because the maturity dates of the investments as of March 31, 2020 were all less than three months, the amounts were reclassified to cash equivalents. All of the Company’s U.S. Treasury Bills matured within the subsequent twelve months from the date of purchase. Unrealized gains and losses were de minimus.

Common Stock Purchase Warrants

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets, liabilities and equity is required.  The Company’s free-standing derivatives consist of warrants to purchase common stock that were issued in connection with its notes payable and a private offering. The Company evaluated these warrants to assess their proper classification using the applicable criteria enumerated under U.S. GAAP and determined that the common stock purchase warrants meet the criteria for equity classification in the accompanying balance sheets as of March 31, 2020 and December 31, 2019.

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

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

The weighted-average fair value of options and warrants has been estimated on the grant date or measurement date using the Black-Scholes pricing model. The fair value of each instrument is estimated on the grant date or measurement date utilizing certain assumptions for a risk-free interest rate, volatility and expected remaining lives of the awards. The risk-free interest rate used is the United States Treasury rate for the day of the grant having a term equal to the life of the equity instrument. Beginning with the first quarter of the year ended December 31, 2019, the fair value of stock-based payment awards issued was estimated using a volatility derived from the Company’s share price. Prior to the first quarter of the year ended December 31, 2019, the Company had a limited history of being publicly traded and estimated the fair value of stock-based payment awards using a volatility derived from an index of comparable entities. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future.

The weighted-average Black-Scholes assumptions are as follows:

	For the Three Months Ended March 31,
	2020	2019
Expected life	6.25 years	6 years
Risk free interest rate	1.61%	2.44%
Expected volatility	95%	78%
Expected dividend yield	0%	0%
Forfeiture rate	0%	0%

As of March 31, 2020, total unrecognized stock option compensation expense was $4,640,280, which will be recognized as those options vest over a period of approximately four years. The amount of future stock option compensation expense could be affected by any future option grants or by any option holders leaving the Company before their grants are fully vested.

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

	As of March 31,
	2020	2019
Options	7,685,377	5,593,752
Warrants	4,907,223	4,907,223
Totals	12,592,600	10,500,975

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncement

In December 2019, the Financial Accounting Standards Board issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Note 4 - Accrued Liabilities

Accrued liabilities consist of:

	As of	As of
	March 31, 2020	December 31, 2019
Lab services & supplies	$44,315	$131,176
Professional fees	40,727	57,912
Consultant fees	3,750	3,750
Interest	622,035	544,199
Other	199,847	179,655
Total accrued liabilities	$910,674	$916,692

Note 5 - Commitments and Contingencies

Litigations, Claims and Assessments

The Company may from time to time be party to litigation and subject to claims incident to the ordinary course of business. As the Company grows and gains prominence in the marketplace, it may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect the Company’s future results of operations, cash flows or financial position. The Company is not currently a party to any legal proceedings.

Operating Leases

The Company is a party to (i) a lease agreement for laboratory space leased on a month-to month basis that is part of a shared facility in Menlo Park, California and (ii) a one-year lease agreement for office space in Fairfield, New Jersey, which expires in September 2020.

Rent expense was $100,136 and $85,190 for the three months ended March 31, 2020 and 2019, respectively.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 - Stockholders’ Equity

Stock Options

The Company has an incentive stock plan, the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”), and has granted stock options to employees, non-employee directors and consultants from the 2011 Plan. Options granted under the 2011 Plan may be Incentive Stock Options or Non-statutory Stock Options, as determined by the Administrator at the time of grant. As of March 31, 2020, there were 1,065,566 shares remaining available for issuance under the 2011 Plan.

During the three months ended March 31, 2020, the Company granted a stock option to an employee to purchase 125,000 shares of the Company’s common stock with a grant date price of $2.24 per share. The stock option has a term of ten years and is subject to vesting based on continuous service of the awardee over a four-year period. The stock option has an aggregate grant date fair value of $217,813.

During the three months ended March 31, 2020, stock options to purchase 71,981 shares of common stock were exercised for cash proceeds of $42,226.

The Company recorded stock-based compensation as follows:

	For the Three Months Ended March 31,
	2020	2019
Research and development	$212,429	$272,811
General and administrative	670,216	490,848
Total	$882,645	$763,659

The following table represents stock option activity for the three months ended March 31, 2020:

			Weighted Average
	Stock Options		Exercise Price		Fair Value	Contractual	Aggregate Intrinsic
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Value
Balance – December 31, 2019	7,632,358	4,542,144	$2.21	$1.57	$1.57	6.44	$-
Granted	125,000	-	-	-	-	-	-
Exercised	(71,981)	-	-	-	-	-	-
Cancelled	-	-	-	-	-	-	-
Balance – March 31, 2020	7,685,377	4,616,153	$2.23	$1.63	$1.63	6.44	$1,227,795

The following table summarizes information on stock options outstanding and exercisable as of March 31, 2020:

		Weighted Average			Weighted Average
Grant Price		Exercise	Total	Number	Remaining
From	To	Price	Outstanding	Exercisable	Contractual Term
$0.26	$2.02	$0.90	3,218,376	3,029,209	4.06 years
$2.10	$4.60	$2.46	3,774,001	1,097,791	8.44 years
$5.30	$8.86	$6.62	693,000	489,153	8.11 years
		Totals	7,685,377	4,616,153

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 - Stockholders’ Equity (continued)

Warrants

The following table summarizes information on warrants outstanding as of March 31, 2020.

Weighted Average
	Warrants		Exercise Price		Fair Value	Contractual	Aggregate Intrinsic
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Value
Balance – December 31, 2019	4,907,223	4,907,223	$2.40	$2.40	$1.11	1.55	$-
Granted	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-
Cancelled	-	-	-	-	-	-	-
Balance – March 31, 2020	4,907,223	4,907,223	$2.40	$2.40	$1.11	2.02	$703,765

Note 7 – Non-Cash Expenses

The following table details the Company’s non-cash expenses included in the accompanying condensed statements of operations:

	For the Three Months Ended March 31,
	2020	2019
Operating expenses:
Stock-based compensation	$882,645	$763,659
Depreciation & amortization	43,958	34,623
Subtotal	$926,603	$798,282

Other expense:
Amortization of debt discount	87,201	105,085
Equity expense	802,400	-
Subtotal	$889,601	$105,085
Total non-cash expenses	$1,816,204	$903,367

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 8 – Amendments to Notes and Warrants

On March 10, 2020, the Company entered into amendments (the “Amendments”) with certain holders of the Company’s 8% Unsecured Promissory Notes (the “2018 Notes”) and Nontransferable Common Stock Purchase Warrants (the “2018 Warrants”). Pursuant to the Amendments, the maturity date of the applicable 2018 Notes was extended from March 29, 2021 to June 30, 2021 and the expiration date of the applicable 2018 Warrants was extended from March 29, 2021 to March 29, 2022. The terms of the applicable 2018 Notes were also amended to grant the holders of such 2018 Notes a right to participate in a future private offering of the Company’s securities upon terms substantially similar to those offered to investors in a future primary offering of the Company’s securities and to grant resale registration rights in connection therewith. The Company recognized in Other Expenses, $209,810 of costs relating to the 2018 Warrants extension in the accompanying condensed statements of operations.

The Company determined the proper classification of the loan modification based on ASC 470-50, Debt Modifications and Extinguishments. Because the change in present value of cash flows of the modified debt is less than 10% when compared to the present value of the cash flows of the original debt, no change is required to be made to the debt in the accompanying condensed financial statements. The Company recognized in Other Expenses, $592,590 of costs relating to the 2017 Warrants (as defined below) extension in the accompanying condensed statements of operations.

Also, on March 10, 2020, the Company entered into an amendment with certain holders of the Company’s Common Stock Purchase Warrants (the “2017 Warrants”) pursuant to which the expiration date of the applicable 2017 Warrants was extended from June 30, 2020 to September 30, 2021.

Note 9 – Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date on which the condensed financial statements were issued require adjustment or disclosure in the Company’s condensed financial statements.

Subsequent to March 31, 2020, the Company applied for the Employee Retention Credit (the “ERC”), which is part of the Coronavirus Aid, Relief, and Economic Security (CARES) Act that was signed into law in March 2020. The ERC provides up to a $5,000 refundable credit for each full-time employee the Company retains between March 13, 2020 and December 31, 2020.

On May 12, 2020, the Company entered into an amendment with the remaining holders of the 2017 Warrants pursuant to which the expiration date of the applicable 2017 Warrants was extended from June 30, 2020 to September 30, 2021.

Subsequent to March 31, 2020, stock options to purchase 10,000 shares of the Company’s common stock were exercised for cash proceeds of $7,300.

Subsequent to March 31, 2020, warrants to purchase 20,000 shares of the Company’s common stock were exercised for cash proceeds of $45,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). All references to the first quarter mean the three-month period ended March 31, 2020. Unless the context otherwise requires, “CohBar,” “we,” “us” and “our” refer to CohBar, Inc.

Special Note Regarding Forward-Looking Statements

This report, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on our current expectations, estimates, forecasts and projections about our business, our potential drug candidates, our capital resources and ability to fund our operations, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “would,” “could,” “intend,” “plan,” “believe,” “seek” and “estimate,” variations of these words, and similar expressions are intended to identify those forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this report under the section entitled “Risk Factors” in Item 1A of Part I of the 2019 Form 10-K, as supplemented or modified in our quarterly reports on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as may be required by law.

Overview

We are a clinical stage biotechnology company and a leader in the research and development of mitochondria based therapeutics (MBTs), an emerging class of drugs with the potential to treat a wide range of chronic and age-related diseases, including non-alcoholic steatohepatitis (NASH), obesity, cancer, fibrotic diseases including IPF, acute respiratory distress syndrome (ARDS) including COVID-19 associated ARDS, type 2 diabetes mellitus (T2D), and cardiovascular and neurodegenerative diseases.

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

Our efforts have resulted in the identification of more than 100 previously unidentified peptides encoded within the mitochondrial genome and generated over 1,000 analogs. Many of these MDPs and their analogs have demonstrated various degrees of biological activity in cell based and/or animal models relevant to a wide range of diseases, such as NASH, obesity, cancer, fibrotic diseases including IPF, T2D and cardiovascular and neurodegenerative diseases.

Clinical Program: Our first clinical candidate, CB4211, is a potential treatment of NASH and obesity. It is a novel refined analog of the MOTS-c MDP. In July 2018, we initiated a Phase 1a/1b clinical study of CB4211. In November 2019, the double-blind, placebo-controlled Phase 1a stage was completed, with the drug being well-tolerated. The study was designed to initially assess the safety, tolerability and pharmacokinetics of CB4211 following single and multiple-ascending doses in healthy subjects. In November 2019, we initiated recruitment for the Phase 1b stage which is designed to assess the safety, tolerability and activity of CB4211 in obese subjects with non-alcoholic fatty liver disease (NAFLD). Assessments will include changes in liver fat assessed by MRI-PDFF, body weight and biomarkers relevant to NASH and obesity. On March 30, 2020, we announced a delay in the completion of our Phase 1b study for NASH and obesity relating to the COVID-19 pandemic. The delay is a result of a pause by some of our clinical research organization partners in all of their activities related to the study in response to recent developments, and the duration of the delay is unknown at this time and subject to change.

Preclinical Programs: Our preclinical pipeline has substantially expanded in the last year. This expanded pipeline greatly strengthens our belief that there are multiple therapeutic peptides that can be realized from the mitochondrial genome. Our research efforts have further identified and focused on certain of these MDPs and their analogs that have demonstrated in preclinical models therapeutic potential for treating indications related to those diseases. CohBar has four research programs, including two in cancer, one in fibrotic diseases, one in COVID-19 associated acute respiratory distress syndrome and T2D.

●	MBT5 Analogs (CXCR4 Antagonists) for Cancer and Other Disease Indications: Our internal discovery efforts have resulted in the identification of a family of novel potent and selective peptide inhibitors of CXCR4, MBT5 analogs, and we have demonstrated positive effects of an MBT5 analog in combination with chemotherapy in an animal model of aggressive melanoma.

●	MBT2 Analogs for Fibrotic Diseases: Our discovery efforts have resulted in the identification of a family of novel peptides, MBT2 analogs, and we have demonstrated anti-fibrotic and anti-inflammatory effects of an MBT2 analog in vitro in human cells and in vivo in prophylactic and therapeutic models of IPF.

●	MBT3 Analogs for Cancer Immunotherapy: Our discovery efforts have resulted in the identification of a novel peptide family, MBT3 analogs, and we have demonstrated the enhanced killing of cancer cells by human immune cells in the presence of an MBT3 analog.

●	CB5064 Analogs for COVID-19 Associated Acute Respiratory Distress Syndrome (ARDS) and Type 2 Diabetes: In May 2020, we initiated testing of CB5064 analogs that interact with the apelin receptor in preclinical models of ARDS to assess their potential as therapeutics for COVID-19 associated ARDS. We previously demonstrated the beneficial effects of this novel family of peptides on glucose tolerance, insulin sensitivity, and weight loss in an obese mouse model of T2D, as presented at the American Diabetes Association in 2019.

We have financed our operations primarily with proceeds from sales of our equity securities, including our initial public offering, private placements of our securities, a debt offering, public sales of our securities and the exercise of outstanding warrants and stock options. Since our inception through March 31, 2020, our operations have been funded with an aggregate of approximately $56.7 million from the sale and issuance of equity instruments and debt.

Since inception, we have incurred significant operating losses. Our net losses were $4,217,563 and $2,920,584 for the three months ended March 31, 2020 and 2019, respectively. Our net losses included $1,816,204 and $903,367 of non-cash expenses for the three months ended March 31, 2020 and 2019, respectively. Our net losses excluding non-cash expenses were $2,401,359 and $2,017,217 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $57,210,888. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. Though we anticipate incurring increasing expenses as we advance CB4211 through the clinic and as we conduct preclinical development of our other research peptides, the extent of that increase is unknown at this time and subject to change due to the COVID-19 pandemic and other factors.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our product candidates, which include:

●	employee-related expenses including salaries, benefits and stock-based compensation expense;

●	expenses incurred under agreements with third parties, including contract research organizations (“CROs”) that conduct research and development and preclinical activities on our behalf and the cost of consultants;

●	the cost of laboratory equipment, supplies and manufacturing MBT test materials; and

●	depreciation and other personnel-related costs associated with research and product development.

We record all research and development expenses as incurred. We expect our research and development expenses to increase in the year ending December 31, 2020 compared to the year ended December 31, 2019, as we incur additional costs related to our clinical activities and for discovery, evaluation and optimization of other MDPs as potential MBT drug candidates.

Our Research and Development Programs

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

The success of our research programs and the timing of those programs and the possible development of research peptides into drug candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing or estimated costs of the efforts that will be necessary to complete research and development of a commercial drug. We are also unable to predict when, if ever, we will receive material net cash inflows from our operations. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:

●	developing appropriate manufacturing processes and formulations;

●	establishing an appropriate safety profile with toxicology studies;

●	obtaining appropriate regulatory approval for conducting clinical trials;

●	successfully designing, enrolling and completing clinical trials;

●	achieving successful outcomes of clinical trials;

●	receiving marketing approvals from applicable regulatory authorities;

●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;

●	obtaining and enforcing patent and trade secret protection for our product candidates;

●	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;

●	successfully competing with alternative drug products in the same therapeutic area; and

●	maintaining an acceptable safety profile of the products following approval.

A change in the outcome of any of these variables with respect to the development of any of our product candidates would significantly change the costs and timing associated with the development of that product candidate.

Research and development activities are central to our business model. Most of our potential MBT drug candidates are in early stages of investigational research. Candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research, preclinical development and development costs to increase for the foreseeable future as our product candidate development programs progress, and the extent of those increases are unknown at this time and subject to change, including due to uncertainties related to the COVID-19 pandemic. We do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control may impact our clinical development programs and plans.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. Other significant costs include legal fees relating to patent and corporate matters, fees for accounting and consulting services and directors and officers insurance.

Results of Operations

The following table sets forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	For The Three Months Ended March 31,		Change
	2020	2019	$	%
Operating expenses:
Research and development	$1,449,872	$1,371,848	$78,024	6%
General and administrative	1,831,621	1,456,197	375,424	26%
Total operating expenses	$3,281,493	$2,828,045	$453,448	16%

Comparison of Three Months Ended March 31, 2020 and 2019

Research and development expenses were $1,449,872 in the three months ended March 31, 2020 compared to $1,371,848 in the prior year period, an increase of $78,024, or 6%. The increase in research and development expenses was primarily due to an increase of $206,402 in expenses associated with our research programs focused on continuing our development of peptides, partially offset by a decrease in bonus expense of $66,662 due to the timing of those costs and a decrease of $60,382 in stock-based compensation costs. Though we expect research and development expenses to increase in the coming quarters as we plan to continue advancing our lead MBT candidate program through our clinical trial and evaluating and optimizing other MDPs as potential MBT drug candidates, the extent of that increase is unknown at this time and subject to change due to uncertainties related to the COVID-19 pandemic.

General and administrative expenses were $1,831,621 in the three months ended March 31, 2020 compared to $1,456,197 in the prior year period, an increase of $375,424, or 26%. The increase in general and administrative expenses was primarily due to an increase of $179,368 in stock based compensation, an increase of $54,125 in directors’ fees due to the appointment of new directors in prior periods and an increase of $42,204 in insurance expense primarily related to higher directors and officers insurance premium costs. Though we expect general and administrative expenses for the year ending December 31, 2020 to be higher in comparison to the prior year as we incur the increased costs for such items as noted above, the extent of that increase is unknown at this time and subject to change due to the COVID-19 pandemic.

Liquidity and Capital Resources

As of March 31, 2020, we had cash and cash equivalents of $10,168,766. We maintain our cash in a checking and savings account on deposit with a banking institution in the United States.

As of March 31, 2020, we had working capital and stockholders’ equity of $8,441,100 and $5,646,534, respectively. During the three months ended March 31, 2020, we incurred a net loss of $4,217,563. We have not generated any revenues, have incurred net losses since inception and do not expect to generate revenues in the near term. Factors such as these and our projected cash burn raised substantial doubt about our ability to continue as a going concern for at least one year from the issuance of these financial statements. However, management has substantial latitude as to the timing and amount of the expenses it incurs and such latitude and control of those expenditures alleviated the substantial doubt. We believe, due in part to such latitude and control, that we have sufficient capital to meet our operating expenses and obligations for the next twelve months from the date of this filing. If we are unable to raise additional capital whenever necessary, we may be forced to decelerate or curtail our research and development activities and/or other operations until such time as additional capital becomes available. Such limitation of our activities would allow us to slow our rate of spending and extend our use of cash until additional capital is raised. There can be no assurance that such a plan will be successful. There is no assurance that additional financing will be available when needed or that we will be able to obtain such financing on reasonable terms.

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020 and 2019 was $2,426,969 and $2,846,993, respectively. The cash used in operations for the three months ended March 31, 2020 was primarily due to our reported net loss of $4,217,563, partially offset by $1,820,285 in stock-based compensation, depreciation and amortization expense and the equity modification expense in the current year quarter. The cash used in operations for the three months ended March 31, 2019 was primarily due to our reported net loss of $2,920,584 and a decrease in accounts payable of $887,190 due to the timing of invoices received at the end of the fourth quarter of 2018 and paid during the quarter, partially offset by $908,245 in stock-based compensation, depreciation and amortization expense in the three months ended March 31, 2019.

Cash Flows from Investing Activities

 Net cash used in investing activities was $10,344 in the three months ended March 31, 2020 and was due to the purchases of property and equipment and a payment of an additional security deposit for additional rental space at our lab facility in Menlo Park, California. Net cash provided by investing activities was $1,005,324 in the three months ended March 31, 2019 and was primarily due to the maturities of our investments in certificates of deposit and U.S. treasury bills.

Cash Flows from Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2020 and 2019 was $42,226 and $209,101, respectively. Cash provided by financing activities in the three months ended March 31, 2020 and 2019 was due to the proceeds received from the exercise of stock options and warrants.

Contractual Obligations

We are a party to (i) a lease agreement for laboratory space leased on a month-to month basis that is part of a shared facility in Menlo Park, California and (ii) a one-year lease agreement for office space in Fairfield, New Jersey, which expires in September 2020.

Rent expense was $100,136 and $85,190 for the three months ended March 31, 2020 and 2019, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet financing arrangements at March 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company as defined by the rules and regulations of the SEC, we are not required to provide this information.

Item 4. Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, our management, including the Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our operations to date have consumed substantial amounts of cash, and we expect our capital and operating expenditures to continue to increase in the next few years. We may not be able to generate significant revenues for several years, if at all. Until we can generate significant revenues, if ever, we expect to satisfy our future cash needs through equity or debt financing, and/or through any future development collaborations with commercial partners. We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and, in light of our current market capitalization, it may be more difficult to raise the amount of capital needed to support planned development of our product candidates. In addition, the ongoing COVID-19 pandemic has led to, and may continue to create, global economic disruption, uncertainty and volatility in the global financial markets. These effects may make it increasingly difficult to raise additional capital. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to significantly delay, reduce the scope of, or eliminate one or more of our research and development activities. If we are unable to secure additional capital, a Phase 2 clinical trial of CB4211 will be delayed or discontinued. We could also be required to seek collaborators for our product candidate at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to such product candidates.

The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our clinical trials and preclinical studies.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 or COVID-19, surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. In response to the spread of COVID-19, the Company has asked employees to work from home and has temporarily closed its internal research facility. We continue to monitor the impact of COVID-19 on ongoing activities at our external research and development partner sites.

Timely enrollment in our clinical trials is dependent upon global clinical trial sites which may be adversely affected by global health matters, such as pandemics. We are currently conducting a clinical trial for our lead product candidate in the United States, which is currently, and may continue to be, affected by COVID-19. For example, enrollment for our CB4211 Phase 1b study has been delayed due to suspension of study activities at some of our clinical sites, and we cannot provide any assurance that we will be able to resume enrollment in the study in a timely manner prior to the exhaustion of our existing capital resources, or at all. The continued delay of enrollment for our CB4211 Phase 1b study could increase our development costs, delay or prevent the availability of topline data expected to be available from the trial, delay our product development and regulatory submission process, result in the termination of the trial or make it difficult to raise additional capital.

As a result of the COVID-19 outbreak, or similar pandemics, we may experience disruptions that could severely impact our business, clinical trials and preclinical studies, including:

●	delays or difficulties in enrolling patients in our clinical trials;

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

●	delays or disruptions in non-clinical experiments and investigational new drug application-enabling good laboratory practice standard toxicology studies due to unforeseen circumstances in the supply chain;

●	increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, being forced to quarantine or not accepting home health visits;

●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;

●	interruption or delays in the operations of the U.S. Food and Drug Administration and comparable foreign regulatory agencies, which may impact approval timelines;

●	limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or mass transit disruptions;

●	disruptions in the supply chain and the manufacture or shipment of both drug substance and finished drug product for our product candidates for preclinical testing and clinical trials

●

interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems; and

●	reduced ability to engage with the medical and investor communities due to the cancellation of conferences scheduled throughout the year.

These and other factors arising from the COVID-19 pandemic could worsen in locations that are already afflicted with COVID-19, could continue to spread to additional locations, or could return to locations where the pandemic has been partially contained, each of which could further adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results.

In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic and the resulting impact on economic activity. As a result, we may face difficulties raising capital through sales of our common stock or other equity-linked securities, and any such sales may be on unfavorable terms to us and potentially dilutive to existing stockholders.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak may impact our business, clinical trials and preclinical studies will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of COVID-19, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

Until we can generate significant revenues, if ever, we expect to satisfy our future cash needs through equity or debt financing. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations. In the event we are not able to continue operations, investors will likely suffer a complete loss of their investments in our securities.

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

We cannot predict whether we will encounter problems with our ongoing, planned or any future clinical trials that will cause regulatory agencies, institutional review boards, or us to suspend or delay a trial. For example, in November 2018, the Company announced the temporary suspension of the Phase 1 clinical trial for CB4211, our lead MBT candidate, in order to address injection site reactions and we resumed the trial in June 2019. In November 2019, we announced the completion of the Phase 1a portion of the clinical trial and the commencement of the recruiting phase of the final Phase 1b stage of the study. However, on March 30, 2020, we announced anticipated delays in the completion of our Phase 1b study for NASH and obesity for an unknown period of time. The delays are being caused by a pause by some of our clinical research organization partners in all of their activities related to the study in response to recent developments relating to the COVID-19 pandemic. Clinical trials and clinical data collection protocols can be delayed for a variety of reasons, including:

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

We are highly dependent on our key management and scientific teams, including our Chief Executive Officer, Chief Financial Officer and Chief Scientific Officer who are all employed “at will,” meaning they may terminate the employment relationship at any time. We do not maintain “key person” insurance for any of the key members of our team. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

Additional funds will be required to support our operations, and if we are unable to obtain them on favorable terms, we may be required to cease or reduce further research and development of our drug product programs, sell or abandon some or all of our intellectual property, merge with another entity or cease operations.

Even if we are able to develop our potential drugs, we may not be able to obtain regulatory approval, or if approved, we may not be able to generate significant revenues or successfully commercialize our products, which will adversely affect our financial results and financial condition, and we will have to delay or terminate some or all of our research and development plans, which may force us to cease operations.

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

We may not be able to develop drug candidates, market or generate sales of our products to the extent anticipated. Our business may fail, and investors could lose all of their investment in our Company.

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

We expect to expand our drug development and regulatory capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the scope of our operations, particularly in the areas of drug development and commercialization and regulatory affairs. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. We expect that if our drug candidates continue to progress into and in development, we may require significant additional investment in personnel, management systems and resources, particularly in the build out of our clinical and commercial capabilities. Over the next several years, we may experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. Due to our limited financial resources and our limited operating history, we may not be able to effectively manage the expected expansion of our operations. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We are subject to various domestic and international privacy and security regulations. The confidentiality, collection, use and disclosure of personal data, including clinical trial patient-specific information, are subject to governmental regulation generally in the country that the personal data were collected or used. In the United States, we are subject, or expect to be subject, to various state and federal privacy and data security regulations, including but not limited to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009. HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common health care transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. In the EU, personal data includes any information that relates to an identified or identifiable natural person with health information carrying additional obligations, including obtaining the explicit consent from the individual for collection, use or disclosure of the information. In addition, the protection of and cross-border transfers of such data out of the EU has become more stringent with the EU’s General Data Protection Regulation which came into effect in May 2018. Furthermore, the legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues. The United States and the EU and its member states continue to issue new privacy and data protection rules and regulations that relate to personal data and health information. Compliance with these laws may be time consuming, difficult and costly. If we fail to comply with applicable laws, regulations or duties relating to the use, privacy or security of personal data, we could be subject to the imposition of significant civil and criminal penalties, be forced to alter our business practices and suffer reputational harm.

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

The patent positions of biopharmaceutical products are complex and uncertain, and we may not be able to protect our patented or other intellectual property. If we cannot protect this property, we may be prevented from using it, or our competitors may use it, and our business could suffer significant harm. Also, the time and money we spend on acquiring and enforcing patents and other intellectual property will reduce the time and money we have available for our research and development, possibly resulting in a slow down or cessation of our research and development.

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

The market for our common stock has been characterized by significant price volatility when compared to more established issuers, and we expect that it will continue to be so for the foreseeable future. The market price of our common stock is likely to be volatile for a number of reasons. First, our common stock is likely to be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of common stock by our stockholders may disproportionately influence the price of the common stock in either direction. The price of the common stock could, for example, decline precipitously if even a relatively small number of shares are sold on the market without commensurate demand, as compared to a market for shares of an established issuer which could better absorb those sales without adverse impact on its share price. Second, we are a speculative investment due to our lack of profits to date and substantial uncertainty regarding our ability to develop and commercialize a drug product from our new or existing technologies. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the shares of an established issuer. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time or as to what effect the sale of common stock or the availability of common stock for sale at any time will have on the prevailing market price.

Our management owns, and could acquire, a significant percentage of our outstanding common stock. If the ownership of our common stock continues to be highly concentrated in management, it may prevent other stockholders from influencing significant corporate decisions.

As of March 31, 2020, our executive officers and directors own, as a group, approximately 32.4% of the outstanding shares of our common stock. Additionally, our executive officers and directors own, as a group, options and warrants exercisable for approximately 10.8% of our outstanding common stock, assuming exercise of such options and warrants. As a result, our management could exert significant influence over matters requiring stockholder approval, including the election of our board of directors, the approval of mergers and other extraordinary transactions, as well as the terms of any of these transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could in turn have an adverse effect on the fair market value of our Company and our common stock. These actions may be taken even if they are opposed by our other stockholders.

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

Additionally, the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Nasdaq Capital Market require us to implement particular corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Among other things, we are subject to rules regarding the independence of the members of our board of directors and committees of the board and their experience in finance and accounting matters, and certain of our executive officers are required to provide certifications in connection with our quarterly and annual reports filed with the SEC. The perceived personal risk associated with these rules may deter qualified individuals from accepting these positions. Accordingly, we may be unable to attract and retain qualified officers and directors. If we are unable to attract and retain qualified officers and directors, our business and our ability to maintain the listing of our shares of common stock on the Nasdaq or another stock exchange could be adversely affected.

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

Date: May 14, 2020	By:	/s/ Jeffrey F. Biunno
Jeffrey F. Biunno
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)