Form 10-Q
period 2020-06-30
CohBar, Inc.
filed 2020-08-13
CIK 1522602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 11, 2020, the registrant had outstanding 45,663,409 shares of common stock.

COHBAR, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2020

i

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CohBar, Inc.

Condensed Balance Sheets

	As of
	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,097,225	$12,563,853
Investments	249,077	-
Prepaid expenses and other current assets	762,858	361,311
Total current assets	13,109,160	12,925,164
Property and equipment, net	448,086	523,677
Intangible assets, net	18,614	19,154
Other assets	67,403	64,242
Total assets	$13,643,263	$13,532,237
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$752,349	$444,776
Accrued liabilities	988,838	916,692
Accrued payroll and other compensation	626,306	677,755
Current portion of note payable, net of debt discount and offering costs of $362,951 and $0 as of June 30, 2020 and December 31, 2019, respectively	3,539,549	-
Total current liabilities	5,907,042	2,039,223
Notes payable, net of current portion and net of debt discount and offering costs of $0 and $546,312 as of June 30, 2020 and December 31, 2019, respectively	-	3,356,188
Total liabilities	5,907,042	5,395,411

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized 5,000,000 shares;
No shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.001 par value, Authorized 180,000,000 shares as of June 30, 2020 and 75,000,000 as of December 31, 2019; Issued and outstanding 45,645,326 shares as of June 30, 2020 and 43,069,418 as of December 31, 2019	45,645	43,069
Additional paid-in capital	69,003,993	61,087,082
Accumulated deficit	(61,313,417)	(52,993,325)
Total stockholders’ equity	7,736,221	8,136,826
Total liabilities and stockholders’ equity	$13,643,263	$13,532,237

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Condensed Statements of Operations

(unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$-	$-	$-	$-

Operating expenses:
Research and development	1,545,043	1,418,426	2,994,915	2,790,274
General and administrative	1,390,671	1,539,305	3,222,292	2,995,502
Total operating expenses	2,935,714	2,957,731	6,217,207	5,785,776
Operating loss	(2,935,714)	(2,957,731)	(6,217,207)	(5,785,776)
Other income (expense):
Interest income	1,743	87,488	37,192	181,893
Interest expense	(77,837)	(77,837)	(155,673)	(154,818)
Equity modification expense	(998,643)	-	(1,801,043)	-
Amortization of debt discount and offering costs	(92,078)	(109,962)	(183,361)	(219,925)
Total other expense	(1,166,815)	(100,311)	(2,102,885)	(192,850)
Net loss	$(4,102,529)	$(3,058,042)	$(8,320,092)	$(5,978,626)
Basic and diluted net loss per share	$(0.09)	$(0.07)	$(0.19)	$(0.14)
Weighted average common shares outstanding - basic and diluted	43,336,953	42,799,486	43,228,161	42,717,950

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Statements of Changes in Stockholders’ Equity

(unaudited)

	Three and Six Month Periods Ended June 30, 2020
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	43,069,418	$43,069	$61,087,082	$(52,993,325)	$8,136,826
Stock based compensation	-	-	882,645	-	882,645
Equity modification expense	-	-	802,400	-	802,400
Exercise of employee stock options	71,981	72	42,154	-	42,226
Net loss	-	-	-	(4,217,563)	(4,217,563)
Balance, March 31, 2020	43,141,399	$43,141	$62,814,281	$(57,210,888)	$5,646,534
Stock based compensation	-	-	653,127	-	653,127
Equity modification expense	-	-	998,643	-	998,643
Sale of common stock, net	2,350,067	2,350	4,302,765	-	4,305,115
Exercise of employee stock options	133,860	134	190,197	-	190,331
Exercise of warrants	20,000	20	44,980	-	45,000
Net loss	-	-	-	(4,102,529)	(4,102,529)
Balance, June 30, 2020	45,645,326	$45,645	$69,003,993	$(61,313,417)	$7,736,221

	Three and Six Month Periods Ended June 30, 2019
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	42,578,208	$42,578	$57,868,593	$(39,948,553)	$17,962,618
Stock based compensation	-	-	763,659	-	763,659
Exercise of employee stock options	94,530	95	151,506	-	151,601
Exercise of warrants	50,000	50	57,450	-	57,500
Net loss	-	-	-	(2,920,584)	(2,920,584)
Balance, March 31, 2019	42,722,738	$42,723	$58,841,208	$(42,869,137)	$16,014,794
Stock based compensation	-	-	664,164	-	664,164
Exercise of employee stock options	138,684	138	121,833	-	121,971
Net loss	-	-	-	(3,058,042)	(3,058,042)
Balance, June 30, 2019	42,861,422	$42,861	$59,627,205	$(45,927,179)	$13,742,887

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Statements of Cash Flows

	For The Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(8,320,092)	$(5,978,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	84,300	70,651
Stock-based compensation	1,535,772	1,427,823
Equity modification expense	1,801,043	-
Amortization of debt discount	174,401	210,170
Amortization of debt issuance costs	8,960	9,755
Discount on investments	192	(3,328)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(401,547)	(282,996)
Accounts payable	307,573	(948,315)
Accrued liabilities	72,146	196,306
Accrued payroll and other compensation	(51,449)	(377,754)
Net cash used in operating activities	(4,788,701)	(5,676,314)

Cash flows from investing activities:
Purchases of property and equipment	(8,169)	(12,421)
Payment for security deposit	(3,161)	-
Purchases of investments	(249,269)	(26,924,000)
Proceeds from redemptions of investments	-	30,373,000
Net cash (used in) provided by investing activities	(260,599)	3,436,579

Cash flows from financing activities:
Proceeds from the At-the-Market Offering, net	4,305,115	-
Proceeds from exercise of warrants	45,000	57,500
Proceeds from exercise of employee stock options	232,557	273,572
Net cash provided by financing activities	4,582,672	331,072

Net decrease in cash and cash equivalents	(466,628)	(1,908,663)
Cash and cash equivalents at beginning of period	12,563,853	5,722,342
Cash and cash equivalents at end of period	$12,097,225	$3,813,679

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,300	$1,300

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

The Company’s primary activities include the research and development of its MBT pipeline, securing intellectual property protection for its discoveries and assets, managing collaborations and clinical trials with contract research organizations (“CROs”) and raising capital to fund the Company’s operations. To date, the Company has not generated any revenues from operations and does not expect to generate any revenues in the near future. The Company has financed its operations primarily with proceeds from sales of its equity securities, private placements, the exercise of outstanding warrants and stock options and the issuance of debt instruments.

The Company is monitoring the COVID-19 pandemic, which continues to rapidly evolve, and has taken steps to mitigate the potential impacts on its business. The extent to which the outbreak may impact the Company’s business, preclinical studies and its clinical trial will depend on future developments, which are highly uncertain and cannot be predicted with confidence. The Company has modified its business practices restricting nonessential travel, implementing a partial work from home policy for its employees and instituting new safety protocols for its lab to enable essential on-site work to continue. The Company expects to continue to take actions that are in the best interests of its employees and business partners. Due to the uncertainty surrounding the pandemic, the Company’s visibility into the duration of these actions is limited.

The unaudited interim condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by U.S. GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K (the “2019 Form 10-K”), filed with the SEC on March 12, 2020. The interim unaudited condensed financial statements should be read in conjunction with those audited financial statements included in the 2019 Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any other period.

Note 2 – Liquidity and Management’s Plans

As of June 30, 2020, the Company had working capital and stockholders’ equity of $7,202,118 and $7,736,221, respectively. During the six months ended June 30, 2020, the Company incurred a net loss of $8,320,092 and $4,788,701 net cash was used in its operating activities. The Company has not generated any revenues, has incurred net losses since inception and does not expect to generate revenues in the near term. Factors such as these and the Company’s projected cash burn raised substantial doubt about its ability to continue as a going concern for at least one year from the issuance of these financial statements. However, management has substantial latitude as to the timing and amount of the expenses it incurs and such latitude and control of those expenditures alleviated the substantial doubt. The Company believes, due in part to such latitude and control, that it has sufficient capital to meet its operating expenses and obligations for the next twelve months from the date of this filing. If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail its research and development activities and/or other operations until such time as additional capital becomes available. Such limitation of its activities would allow the Company to slow its rate of spending and extend its use of cash until additional capital is raised. There can be no assurance that such a plan would be successful. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain such financing on reasonable terms.

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

Investments

Investments as of June 30, 2020 and December 31, 2019 consist of Certificates of Deposit totaling $249,077 and $0, respectively. Additional investments as of June 30, 2020 and December 31, 2019 consist of U.S. Treasury Bills, which are classified as held-to-maturity, totaling $5,414,619 and $9,505,777, respectively. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. Because the maturity dates of the additional investments as of June 30, 2020 and December 31, 2019 were all less than three months at the time of purchase, the amounts were reclassified to cash equivalents. All of the Company’s U.S. Treasury Bills matured within the subsequent twelve months from the date of purchase. Unrealized gains and losses were de minimus.

Common Stock Purchase Warrants

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets, liabilities and equity is required.  The Company’s free-standing derivatives consist of warrants to purchase common stock that were issued in connection with its notes payable and a private offering. The Company evaluated these warrants to assess their proper classification using the applicable criteria enumerated under U.S. GAAP and determined that the common stock purchase warrants meet the criteria for equity classification in the accompanying balance sheets as of June 30, 2020 and December 31, 2019.

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

The weighted-average Black-Scholes assumptions are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Expected life	6.25 years	6.25 years	6.25 years	6.25 years
Risk free interest rate	0.21%	2.19%	0.95%	2.21%
Expected volatility	99%	76%	97%	76%
Expected dividend yield	0%	0%	0%	0%
Forfeiture rate	0%	0%	0%	0%

As of June 30, 2020, total unrecognized stock option compensation expense was $4,139,054, which will be recognized as those options vest over a period of approximately four years. The amount of future stock option compensation expense could be affected by any future option grants or by any option holders leaving the Company before their grants are fully vested.

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

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

	As of June 30,
	2020	2019
Options	7,447,974	7,741,814
Warrants	4,887,223	4,907,223
Totals	12,335,197	12,649,037

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

Note 4 - Accrued Liabilities

Accrued liabilities consist of:

	As of	As of
	June 30, 2020	December 31, 2019
Lab services & supplies	$47,176	$131,176
Professional fees	44,644	57,912
Consultant fees	5,833	3,750
Interest	699,871	544,199
Other	191,314	179,655
Total accrued liabilities	$988,838	$916,692

Note 5 - Commitments and Contingencies

Litigation, Claims and Assessments

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

Rent expense was $101,104 and $85,189 for the three months ended June 30, 2020 and 2019, respectively. Rent expense was $201,240 and $170,379 for the six months ended June 30, 2020 and 2019, respectively.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 - Stockholders’ Equity

Stock Options

The Company has an incentive stock plan, the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”), and has granted stock options to employees, non-employee directors and consultants from the 2011 Plan. Options granted under the 2011 Plan may be Incentive Stock Options or Non-statutory Stock Options, as determined by the Administrator at the time of grant. On June 16, 2020, the Company’s stockholders approved an amendment to the 2011 Plan to increase the number of shares authorized for issuance under the 2011 Plan to a total of 14,000,000. As of June 30, 2020, there were 5,169,109 shares remaining available for issuance under the 2011 Plan.

During the six months ended June 30, 2020, the Company granted stock options to employees to purchase 235,000 shares of the Company’s common stock with grant date prices that ranged between $2.24 to $2.56 per share. The stock options have terms of ten years and are subject to vesting based on continuous service of the awardee over periods ranging from three to four years. The stock options have an aggregate grant date fair value of $438,913.

During the six months ended June 30, 2020, stock options to purchase 205,841 shares of common stock were exercised for cash proceeds of $232,557.

During the six months ended June 30, 2020, stock options to purchase 213,543 shares of common stock were cancelled and return to the option pool for future issuance.

The Company recorded stock-based compensation as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$235,754	$237,331	$448,183	$510,142
General and administrative	417,373	426,833	1,087,589	917,681
Total	$653,127	$664,164	$1,535,772	$1,427,823

The following table represents stock option activity for the six months ended June 30, 2020:

			Weighted Average
	Stock Options		Exercise Price		Fair Value	Contractual	Aggregate
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Intrinsic Value
Balance – December 31, 2019	7,632,358	4,542,144	$2.21	$1.57	$1.57	6.44	$-
Granted	235,000	-	-	-	-	-	-
Exercised	(205,841)	-	-	-	-	-	-
Cancelled	(213,543)	-	-	-	-	-	-
Balance – June 30, 2020	7,447,974	5,074,744	$2.06	$1.67	$1.67	6.27	$2,111,409

The following table summarizes information on stock options outstanding and exercisable as of June 30, 2020:

Grant Price		Weighted Average	Total	Number	Weighted Average
From	To	Exercise Price	Outstanding	Exercisable	Remaining Contractual Term
$0.26	$2.02	$0.88	3,098,057	2,923,890	3.90 years
$2.10	$4.60	$2.42	3,756,917	1,636,520	8.23 years
$5.30	$8.86	$6.25	593,000	514,334	7.86 years
		Totals	7,447,974	5,074,744

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 - Stockholders’ Equity (continued)

Warrants

The following table summarizes information on warrants outstanding as of June 30, 2020.

			Weighted Average
	Warrants		Exercise Price		Fair Value	Contractual	Aggregate
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Intrinsic Value
Balance – December 31, 2019	4,907,223	4,907,223	$2.40	$2.40	$1.11	1.55	$-
Granted	-	-	-	-	-	-	-
Exercised	(20,000)	-	-	-	-	-	-
Cancelled	-	-	-	-	-	-	-
Balance – June 30, 2020	4,887,223	4,887,223	$2.40	$2.40	$1.11	1.77	$1,036,961

During the six months ended June 30, 2020, warrants to purchase 20,000 shares of common stock were exercised for cash proceeds of $45,000.

Note 7 – At-the-Market Offering

In May 2020, the Company entered into an At-the-Market Offering Sales Agreement (“ATM”) with Virtu Americas, LLC as sales agent. During the three months ended June 30, 2020, the Company sold 2,350,067 shares of its common stock under the ATM program for proceeds of $4,305,115, net of commissions and professional fees of $217,693.

Note 8 – Non-Cash Expenses

The following table details the Company’s non-cash expenses included in the accompanying condensed statements of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Stock-based compensation	$653,127	$664,164	$1,535,772	$1,427,823
Depreciation & amortization	40,342	36,028	84,300	70,651
Subtotal	$693,469	$700,192	$1,620,072	$1,498,474
Other expense:
Amortization of debt discount	87,200	105,085	174,401	210,170
Equity expense	998,643	-	1,801,043	-
Subtotal	$1,085,843	$105,085	$1,975,444	$210,170
Total non-cash expenses	$1,779,312	$805,277	$3,595,516	$1,708,644

Note 9 – Amendments to Notes and Warrants

During the six months ended June 30, 2020, the Company entered into amendments (the “Amendments”) with certain holders of the Company’s 8% Unsecured Promissory Notes (the “2018 Notes”) and Nontransferable Common Stock Purchase Warrants (the “2018 Warrants”). Pursuant to the Amendments, the maturity date of the applicable 2018 Notes was extended from March 29, 2021 to June 30, 2021 and the expiration date of the applicable 2018 Warrants was extended from March 29, 2021 to March 29, 2022. The terms of the applicable 2018 Notes were also amended to grant the holders of such 2018 Notes a right to participate in a future private offering of the Company’s securities upon terms substantially similar to those offered to investors in a future primary offering of the Company’s securities and to grant resale registration rights in connection therewith. The Company recognized in Other Expenses, $209,810 of costs relating to the 2018 Warrants extension in the accompanying condensed statements of operations.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 9 - Amendments to Notes and Warrants (continued)

The Company determined the proper classification of the loan modification based on ASC 470-50, Debt Modifications and Extinguishments. Because the change in present value of cash flows of the modified debt is less than 10% when compared to the present value of the cash flows of the original debt, no change is required to be made to the debt in the accompanying condensed financial statements.

Also, during the six months ended June 30, 2020, the Company entered into amendments with certain holders of the Company’s Common Stock Purchase Warrants (the “2017 Warrants”) pursuant to which the expiration date of the applicable 2017 Warrants was extended from June 30, 2020 to September 30, 2021. The Company recognized in Other Expenses a non-cash charge of $1,591,233 relating to the 2017 Warrants (as defined below) extension in the accompanying condensed statements of operations.

Note 10 – CARES Act

During the three months ended June 30, 2020, the Company applied for the Employee Retention Credit (the “ERC”), which is part of the Coronavirus Aid, Relief, and Economic Security (CARES) Act that was signed into law in March 2020. The ERC provides up to a $5,000 refundable credit for each full-time employee the Company retains between March 13, 2020 and December 31, 2020. During the three months ended June 30, 2020, the Company received $65,000 in refundable credits from the ERC.

Note 11 – Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date on which the condensed financial statements were issued require adjustment or disclosure in the Company’s condensed financial statements.

Subsequent to June 30, 2020, the Company entered into amendments (the “Amendments”) with certain holders of the Company’s 8% Unsecured Promissory Notes, as amended (the “2018 Notes”) and Nontransferable Common Stock Purchase Warrants, as amended (the “2018 Warrants”). Pursuant to the Amendments, the maturity date of the applicable 2018 Notes was extended from June 30, 2021 to June 30, 2022 and the expiration date of the applicable 2018 Warrants was extended from March 29, 2022 to March 29, 2026. The exercise price of the 2018 Warrants was adjusted from $5.30 per share to $2.00 per share. The terms of the applicable 2018 Notes were also amended to require that the holders of such 2018 Notes participate in a future private offering of the Company’s securities (the “Private Offering”) upon terms substantially similar to those offered to investors in a future primary offering of the Company’s securities. All principal and interest outstanding under the applicable 2018 Notes will convert into the Company’s securities in the Private Offering, subject to legal and regulatory limitations. The Company also granted an additional warrant to purchase a half share of its common stock per dollar of each participating 2018 Note holder’s principal amount of the 2018 Notes with an exercise price of $2.00 per share and an expiration date of March 29, 2026 (the “New Warrants”). The New Warrants will be exercisable beginning on the six-month anniversary of the date of issuance, and the Company granted to the participating 2018 Note holders certain registration rights with respect to its securities issued in the Private Offering and the shares of common stock underlying the New Warrants.

Subsequent to June 30, 2020, stock options to purchase 18,083 shares of the Company’s common stock were exercised for cash proceeds of $19,829.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). All references to the second quarter mean the three-month period ended June 30, 2020, and all references to the first six months of 2020 and 2019 mean the six-month periods ended June 30, 2020 and 2019, respectively. Unless the context otherwise requires, “CohBar,” “we,” “us” and “our” refer to CohBar, Inc.

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

Overview

We are a clinical stage biotechnology company and a leader in the research and development of mitochondria based therapeutics (MBTs), an emerging class of drugs with the potential to treat a wide range of chronic and age-related diseases, including non-alcoholic steatohepatitis (NASH), obesity, cancer, fibrotic diseases including IPF, acute respiratory distress syndrome (ARDS) including COVID-19 associated ARDS, type 2 diabetes mellitus (T2D), and cardiovascular and neurodegenerative diseases. Our portfolio of programs has substantially expanded from two to five programs in the last year. This expanded pipeline greatly strengthens our belief that there are multiple therapeutic peptides that can be realized from the mitochondrial genome.

MBTs originate from almost two decades of research by our founders, resulting in their discovery of a novel group of mitochondrial-derived peptides (MDPs) encoded within the mitochondrial genome. Some of these naturally occurring MDPs and their analogs have demonstrated a range of biological activity and therapeutic potential in research models across multiple chronic and age-related diseases.

We are focused on building our organization, enhancing our scientific and management teams and their capabilities, planning and strategy, raising capital and the research and development of our MDPs. Our research efforts have focused on discovering and evaluating our MDPs for potential development as MBT drug candidates.

Our efforts have resulted in the identification of more than 100 previously unidentified peptides encoded within the mitochondrial genome and generated over 1,000 analogs. Many of these MDPs and their analogs have demonstrated various degrees of biological activity in cell based and/or animal models relevant to a wide range of diseases, such as NASH, obesity, cancer, fibrotic diseases and other diseases.

Clinical Program: Our first clinical candidate, CB4211, is a potential treatment for NASH and obesity. It is a novel peptide initially developed from a MOTS-c MDP. In July 2018, we initiated a Phase 1a/1b clinical study of CB4211. In November 2019, the double-blind, placebo-controlled Phase 1a stage was completed, with the drug being well-tolerated. The study was designed to initially assess the safety, tolerability and pharmacokinetics of CB4211 following single and multiple-ascending doses in healthy subjects. In November 2019, we initiated recruitment for the Phase 1b stage which is designed to assess the safety, tolerability and activity of CB4211 in obese subjects with non-alcoholic fatty liver disease (NAFLD). Assessments will include changes in liver fat assessed by MRI-PDFF, body weight and biomarkers relevant to NASH and obesity. On March 30, 2020, we announced a delay in the completion of our Phase 1b study due to the COVID-19 pandemic. The delay was a result of a pause by some of our clinical research organization partners in all of their activities related to the study in response to COVID-19. On July 7, 2020, we announced the resumption of our Phase 1b study. We plan to complete preparations for a Phase 2 study of CB4211 in 2021 and initiate a Phase 2 study in 2022, subject to positive clinical results and sufficient funding from potential partnering and general fundraising.

Preclinical Programs: Our preclinical pipeline has substantially expanded from two to four programs in the last year, including two in cancer, one in fibrotic diseases, one in COVID-19 associated acute respiratory distress syndrome and T2D. Our research efforts have further identified and focused on certain of these MDPs and their analogs that have demonstrated therapeutic potential for treating indications related to those diseases in preclinical models.

●	MBT5 Analogs CXCR4 Antagonists for Cancer and Other Disease Indications: Our internal discovery efforts identified a family of novel potent and selective peptide inhibitors of CXCR4, MBT5 analogs. We have demonstrated positive effects of one of the MBT5 analogs in combination with chemotherapy in an animal model of aggressive melanoma.

●	MBT2 (CB5138-1) and other CB5138 Analogs for Fibrotic Diseases: Our discovery efforts identified a family of novel peptides, MBT2 (CB5138-1) and other analogs of CB5138. We have demonstrated anti-fibrotic and anti-inflammatory effects of MBT2 (CB5138-1) and other members of this family of analogs in vitro in human cells and in vivo in prophylactic and therapeutic models of IPF.

●	CB5064 Analogs for COVID-19 Associated Acute Respiratory Distress Syndrome (ARDS) and Type 2 Diabetes: In May 2020, we initiated testing of CB5064 analogs that interact with the apelin receptor in preclinical models of ARDS to assess their potential as therapeutics for COVID-19 associated ARDS. We previously demonstrated the beneficial effects of this novel family of peptides on glucose tolerance, insulin sensitivity, and weight loss in an obese mouse model of T2D, as presented at the American Diabetes Association in 2019.

●	MBT3 Analogs for Cancer Immunotherapy: Our discovery efforts identified a novel peptide family, MBT3 analogs. We have demonstrated the enhanced killing of cancer cells by human immune cells in the presence of an MBT3 analog.

We plan to select a clinical candidate by the end of 2020 from one of our preclinical programs, and begin pre-IND work for that program in early 2021, with a goal of initiating a Phase 1 study before the end of 2021 subject to sufficient funding. We are exploring potential regulatory, in-kind and financial support from the U.S. government for our apelin program for COVID-19 ARDS, which, by accelerating the program, could support the initiation of a Phase 1 study in 2021. We also expect to move our other preclinical programs forward, and upon success at each stage, we plan to nominate additional product candidates for pre-IND activities and, following completion of those activities, move the candidates into Phase 1 studies.

We have financed our operations primarily with proceeds from sales of our equity securities, including our initial public offering, private placements of our securities, a debt offering, public sales of our securities and the exercise of outstanding warrants and stock options. Since our inception through June 30, 2020, our operations have been funded with an aggregate of approximately $61.4 million from the sale and issuance of equity instruments and debt.

Since inception, we have incurred significant operating losses. Our net losses were $8,320,092 and $5,978,626 for the six months ended June 30, 2020 and 2019, respectively. Our net losses included $3,595,516 and $1,708,644 of non-cash expenses for the six months ended June 30, 2020 and 2019, respectively. Our net losses excluding non-cash expenses were $4,724,576 and $4,269,982 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $61,313,417. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. Though we anticipate incurring increasing expenses as we advance CB4211 through the clinic and as we conduct preclinical development of our other research peptides, the extent of that increase is unknown at this time and subject to change due to the COVID-19 pandemic and other factors.

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

The success of our research programs and the timing of those programs and the possible development of research peptides into drug candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing or estimated costs of the efforts that will be necessary to complete research and development of a commercial drug. We are also unable to predict when, if ever, we will receive material net cash inflows from our operations. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:

●	developing appropriate manufacturing processes and formulations;

●	establishing an appropriate safety profile with toxicology and other studies;

●	obtaining appropriate regulatory approval for conducting clinical trials;

●	successfully designing, enrolling and completing clinical trials;

●	achieving successful outcomes of clinical trials including safety and efficacy;

●	receiving marketing approvals from applicable regulatory authorities;

●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;

●	obtaining and enforcing patent and trade secret protection for our product candidates;

●	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;

●	successfully competing with alternative drug products in the same therapeutic area; and

●	maintaining an acceptable safety profile of the products following approval.

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

	For The Three Months Ended June 30,		Change
	2020	2019	$	%
Operating expenses:
Research and development	$1,545,043	$1,418,426	$126,617	9%
General and administrative	1,390,671	1,539,305	(148,634)	-10%
Total operating expenses	$2,935,714	$2,957,731	$(22,017)	-1%

Comparison of Three Months Ended June 30, 2020 and 2019

Research and development expenses were $1,545,043 in the three months ended June 30, 2020 compared to $1,418,426 in the prior year period, an increase of $126,617, or 9%. The increase in research and development expenses was primarily due to an increase of $80,000 in consulting expenses associated with attaining governmental funding for our peptide research and an increase of $34,920 in costs related to our research programs focused on continuing our development of peptides.

General and administrative expenses were $1,390,671 in the three months ended June 30, 2020 compared to $1,539,305 in the prior year period, a decrease of $148,634, or 10%. The decrease in general and administrative expenses was primarily due to a decrease of $103,081 in professional fees primarily related to recruiting costs in the prior year period related to our search for a new CEO and a decrease of $41,906 in travel expenses.

	For The Six Months Ended June 30,		Change
	2020	2019	$	%
Operating expenses:
Research and development	$2,994,915	$2,790,274	$204,641	7%
General and administrative	3,222,292	2,995,502	226,790	8%
Total operating expenses	$6,217,207	$5,785,776	$431,431	7%

Comparison of Six Months Ended June 30, 2020 and 2019

Research and development expenses were $2,994,915 in the six months ended June 30, 2020 compared to $2,790,274 in the prior year period, an increase of $204,641, or 7%. The increase in research and development expenses was primarily due to an increase of $496,009 in expenses associated with our clinical trial due to the additional sites’ ability to bill their costs monthly, partially offset by lower compensation costs of $248,549 related to lower stock-based compensation expenses and payroll tax expense resulting from a credit received under the Coronavirus Aid, Relief, and Economic Security (CARES) Act (see Note 10 – CARES Act in the Notes to Condensed Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q). Though we expect research and development expenses to increase in the coming quarters as we plan to continue advancing our lead MBT candidate program through our clinical trial and evaluating and optimizing other MDPs as potential MBT drug candidates, the extent of that increase is unknown at this time and subject to change due to uncertainties related to the COVID-19 pandemic.

General and administrative expenses were $3,222,292 in the six months ended June 30, 2020 compared to $2,995,502 in the prior year period, an increase of $226,790, or 8%. The increase in general and administrative expenses was primarily due to an increase of $169,909 in stock-based compensation and an increase in compensation costs of $86,787 related to an increase in headcount. These increases were partially offset by a $24,965 in payroll tax expense resulting from a credit received under the CARES Act (see Note 10 – CARES Act in the Notes to Condensed Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q). Though we expect general and administrative expenses for the year ending December 31, 2020 to be higher in comparison to the prior year as we incur the increased costs for such items as noted above, the extent of that increase is unknown at this time and subject to change due to the COVID-19 pandemic.

Liquidity and Capital Resources

As of June 30, 2020, we had cash, cash equivalents and investments totaling $12,346,302. We maintain our cash in a checking and savings account on deposit with a banking institution in the United States.

On May 27, 2020, we entered into an At-the-Market Offering Sales Agreement (“ATM”) with Virtu Americas, LLC, as sales agent, pursuant to which we may sell shares of common stock with an aggregate offering price of up to $20,000,000. As of June 30, 2020, we had sold 2,350,067 shares of our common stock under the ATM program for proceeds of $4,305,115, net of commissions and professional fees of $217,693.

As of June 30, 2020, we had working capital and stockholders’ equity of $7,202,118 and $7,736,221, respectively. During the six months ended June 30, 2020, we incurred a net loss of $8,320,092. We have not generated any revenues, have incurred net losses since inception and do not expect to generate revenues in the near term. Factors such as these and our projected cash burn raised substantial doubt about our ability to continue as a going concern for at least one year from the issuance of these financial statements. However, management has substantial latitude as to the timing and amount of the expenses it incurs and such latitude and control of those expenditures alleviated the substantial doubt. We believe, due in part to such latitude and control, that we have sufficient capital to meet our operating expenses and obligations for the next twelve months from the date of this filing. If we are unable to raise additional capital whenever necessary, we may be forced to decelerate or curtail our research and development activities and/or other operations until such time as additional capital becomes available. Such limitation of our activities would allow us to slow our rate of spending and extend our use of cash until additional capital is raised. There can be no assurance that such a plan will be successful. There is no assurance that additional financing will be available when needed or that we will be able to obtain such financing on reasonable terms.

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 and 2019 was $4,788,701 and $5,676,314, respectively. The cash used in operations for the six months ended June 30, 2020 was primarily due to our reported net loss of $8,320,092, partially offset by $3,604,476 in stock-based compensation, depreciation and amortization expense and the equity modification expense in the current year quarter. The cash used in operations for the six months ended June 30, 2019 was primarily due to our reported net loss of $5,978,626 and the decrease in accounts payable of $948,315 due to the timing of payments made during the six months ended June 30, 2019, partially offset by $1,427,823 in stock-based compensation.

Cash Flows from Investing Activities

 Net cash used in investing activities was $260,599 in the six months ended June 30, 2020 and was primarily due to the purchases of investments during the period. Net cash provided by investing activities was $3,436,579 in the six months ended June 30, 2019, and was due to the timing of redemptions of our investments in certificates of deposit and treasury bills.

Cash Flows from Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2020 and 2019 was $4,582,672 and $331,072, respectively. Cash provided by financing activities in the six months ended June 30, 2020 was due to the proceeds received from our At-the-Market offering and the exercise of stock options and warrants. Cash provided by financing activities in the six months ended June 30, 2019 was due to the proceeds received from the exercise of stock options and warrants.

Contractual Obligations

We are a party to (i) a lease agreement for laboratory space leased on a month-to month basis that is part of a shared facility in Menlo Park, California and (ii) a one-year lease agreement for office space in Fairfield, New Jersey, which expires in September 2020.

Rent expense was $101,104 and $85,189 for the three months ended June 30, 2020 and 2019, respectively. Rent expense was $201,240 and $170,379 for the six months ended June 30, 2020 and 2019, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet financing arrangements at June 30, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We cannot predict whether we will encounter problems with our ongoing, planned or any future clinical trials that will cause regulatory agencies, institutional review boards, or us to suspend or delay a trial. For example, in November 2018, the Company announced the temporary suspension of the Phase 1 clinical trial for CB4211, our lead MBT candidate, in order to address injection site reactions and we resumed the trial in June 2019. In November 2019, we announced the completion of the Phase 1a portion of the clinical trial and the commencement of the recruiting phase of the final Phase 1b stage of the study. However, in March 2020, we announced anticipated delays in the completion of our Phase 1b study for NASH and obesity. The delays were caused by a pause by some of our clinical research organization partners in all of their activities related to the study in response to recent developments relating to the COVID-19 pandemic. We announced the resumption of our Phase 1b study in July 2020. In response to a routine annual development safety update report (the “DSUR”) we submitted to the FDA on August 6, 2020, the FDA has requested additional details regarding injection site reaction safety data presented in the DSUR. We are preparing to provide such details to the FDA, and the FDA’s review of such information could result in the delay or suspension of our Phase 1b study to address any concerns. Clinical trials and clinical data collection protocols can be delayed for a variety of reasons, including:

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

If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed and, as a result, our stock price may decline.

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions, including positive clinical and preclinical results, the addition of a corporate partner for the CB4211 program, and sufficient funding from partnering and general fundraising. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, or at all, our revenue may be lower than expected, the commercialization of our products may be delayed or never achieved and, as a result, our stock price may decline.

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

As of June 30, 2020, our executive officers and directors own, as a group, approximately 28.6% of the outstanding shares of our common stock. Additionally, our executive officers and directors own, as a group, options and warrants exercisable for approximately 9.3% of our outstanding common stock, assuming exercise of such options and warrants. As a result, our management could exert significant influence over matters requiring stockholder approval, including the election of our board of directors, the approval of mergers and other extraordinary transactions, as well as the terms of any of these transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could in turn have an adverse effect on the fair market value of our Company and our common stock. These actions may be taken even if they are opposed by our other stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

The information required by this item is set forth under “Item 5. Other Information” of this report and is incorporated herein by reference..

Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On August 12, 2020, we entered into amendments (the “Amendments”) with certain holders of our 8% Unsecured Promissory Notes, as amended (the “2018 Notes”) and Nontransferable Common Stock Purchase Warrants, as amended (the “2018 Warrants”). Pursuant to the Amendments, the maturity date of the applicable 2018 Notes was extended from June 30, 2021 to June 30, 2022 and the expiration date of the applicable 2018 Warrants was extended from March 29, 2022 to March 29, 2026. The exercise price of the 2018 Warrants was adjusted from $5.30 per share to $2.00 per share. The terms of the applicable 2018 Notes were also amended to require that the holders of such 2018 Notes participate in a future private offering of our securities (the “Private Offering”) upon terms substantially similar to those offered to investors in a future primary offering of our securities. All principal and interest outstanding under the applicable 2018 Notes will convert into our securities in the Private Offering, subject to legal and regulatory limitations. We also granted an additional warrant to purchase a half share of our common stock per dollar of each participating 2018 Note holder’s principal amount of the 2018 Notes with an exercise price of $2.00 per share and an expiration date of March 29, 2026 (the “New Warrants”). The New Warrants will be exercisable beginning on the six-month anniversary of the date of issuance, and we granted to the participating 2018 Note holders certain registration rights with respect to our securities issued in the Private Offering and the shares of common stock underlying the New Warrants.

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

Exhibit Number	Description
3.1	Amendment to Third Amended and Restated Certificate of Incorporation.
10.1	At-the-Market Sales Agreement, dated May 27, 2020, by and between CohBar, Inc. and Virtu Americas LLC.
10.2	Form of Second Amendment to 8% Unsecured Promissory Note and Nontransferable Common Stock Purchase Warrant, as amended.
10.3	Form of Nontransferable Common Stock Purchase Warrant issued August 2020.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on.

Date: August 13, 2020	By:	/s/ Jeffrey F. Biunno
Jeffrey F. Biunno
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)