Form 10-Q
period 2020-09-30
CohBar, Inc.
filed 2020-11-16
CIK 1522602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Large accelerated filer ☐	Non-accelerated filer ☑
Accelerated filer ☐	Smaller reporting company ☑
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

As of November 12, 2020, the registrant had outstanding 57,963,409 shares of common stock.

COHBAR, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2020

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CohBar, Inc.

Condensed Balance Sheets

	As of
	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,490,941	$12,563,853
Investments	8,865,992	-
Prepaid expenses and other current assets	620,754	361,311
Total current assets	23,977,687	12,925,164
Property and equipment, net	432,403	523,677
Intangible assets, net	18,344	19,154
Other assets	67,403	64,242
Total assets	$24,495,837	$13,532,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$472,984	$444,776
Accrued liabilities	1,039,262	916,692
Accrued payroll and other compensation	353,915	677,755
Current portion of note payable, net of debt discount and offering costs of $34,566 and $0 as of September 30, 2020 and December 31, 2019, respectively	470,434	-
Total current liabilities	2,336,595	2,039,223
Notes payable, net of current portion and net of debt discount and offering costs of $276,486 and $546,312 as of September 30, 2020 and December 31, 2019, respectively	3,121,014	3,356,188
Total liabilities	5,457,609	5,395,411

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized 5,000,000 shares; No shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.001 par value, Authorized 180,000,000 shares as of September 30, 2020 and 75,000,000 as of December 31, 2019; Issued and outstanding 57,963,409 shares as of September 30, 2020 and 43,069,418 as of December 31, 2019	57,963	43,069
Additional paid-in capital	83,530,601	61,087,082
Accumulated deficit	(64,550,336)	(52,993,325)
Total stockholders’ equity	19,038,228	8,136,826
Total liabilities and stockholders’ equity	$24,495,837	$13,532,237

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Condensed Statements of Operations

(unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues	$-	$-	$-	$-

Operating expenses:
Research and development	1,245,530	1,943,746	4,240,445	4,734,020
General and administrative	1,372,026	1,283,721	4,594,318	4,279,223
Total operating expenses	2,617,556	3,227,467	8,834,763	9,013,243
Operating loss	(2,617,556)	(3,227,467)	(8,834,763)	(9,013,243)

Other income (expense):
Interest income	872	66,693	38,064	248,586
Interest expense	(78,691)	(78,690)	(234,364)	(233,508)
Equity modification expense	(489,645)	-	(2,290,688)	-
Amortization of debt discount and offering costs	(51,899)	(109,963)	(235,260)	(329,888)
Total other expense	(619,363)	(121,960)	(2,722,248)	(314,810)
Net loss	$(3,236,919)	$(3,349,427)	$(11,557,011)	$(9,328,053)
Basic and diluted net loss per share	$(0.06)	$(0.08)	$(0.25)	$(0.22)
Weighted average common shares outstanding - basic and diluted	50,201,985	42,861,422	45,569,737	42,766,300

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Statements of Changes in Stockholders’ Equity

(unaudited)

	Three and Nine Month Periods Ended September 30, 2020
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Number	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	43,069,418	$43,069	$61,087,082	$(52,993,325)	$8,136,826
Stock based compensation	-	-	882,645	-	882,645
Equity modification expense	-	-	802,400	-	802,400
Exercise of employee stock options	71,981	72	42,154	-	42,226
Net loss	-	-	-	(4,217,563)	(4,217,563)
Balance, March 31, 2020	43,141,399	$43,141	$62,814,281	$(57,210,888)	$5,646,534
Stock based compensation	-	-	653,127	-	653,127
Equity modification expense	-	-	998,643	-	998,643
Sale of common stock in ATM, net	2,350,067	2,350	4,302,765	-	4,305,115
Exercise of employee stock options	133,860	134	190,197	-	190,331
Exercise of warrants	20,000	20	44,980	-	45,000
Net loss	-	-	-	(4,102,529)	(4,102,529)
Balance, June 30, 2020	45,645,326	$45,645	$69,003,993	$(61,313,417)	$7,736,221
Stock based compensation	-	-	370,685	-	370,685
Equity modification expense	-	-	489,645	-	489,645
Reduction of ATM offering costs	-	-	3,237	-	3,237
Sale of common stock in CMPO, net	12,300,000	12,300	13,643,231	-	13,655,531
Exercise of employee stock options	18,083	18	19,810	-	19,828
Net loss	-	-	-	(3,236,919)	(3,236,919)
Balance, September 30, 2020	57,963,409	$57,963	$83,530,601	$(64,550,336)	$19,038,228

	Three and Nine Month Periods Ended September 30, 2019
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Number	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	42,578,208	$42,578	$57,868,593	$(39,948,553)	$17,962,618
Stock based compensation	-	-	763,659	-	763,659
Exercise of employee stock options	94,530	95	151,506	-	151,601
Exercise of warrants	50,000	50	57,450	-	57,500
Net loss	-	-	-	(2,920,584)	(2,920,584)
Balance, March 31, 2019	42,722,738	$42,723	$58,841,208	$(42,869,137)	$16,014,794
Stock based compensation	-	-	664,164	-	664,164
Exercise of employee stock options	138,684	138	121,833	-	121,971
Net loss	-	-	-	(3,058,042)	(3,058,042)
Balance, June 30, 2019	42,861,422	$42,861	$59,627,205	$(45,927,179)	$13,742,887
Stock based compensation	-	-	584,510	-	584,510
Net loss	-	-	-	(3,349,427)	(3,349,427)
Balance, September 30, 2019	42,861,422	$42,861	$60,211,715	$(49,276,606)	$10,977,970

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Statements of Cash Flows

	For The Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(11,557,011)	$(9,328,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	121,053	107,119
Stock-based compensation	1,906,457	2,012,333
Equity modification expense	2,290,688	-
Amortization of debt discount	224,095	315,255
Amortization of debt issuance costs	11,165	14,633
Discount on investments	2,707	(2,848)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(259,443)	(223,725)
Accounts payable	28,208	(765,340)
Accrued liabilities	122,570	301,853
Accrued payroll and other compensation	(323,840)	(503,576)
Net cash used in operating activities	(7,433,351)	(8,072,349)

Cash flows from investing activities:
Purchases of property and equipment	(28,969)	(21,314)
Payment for security deposit	(3,161)	(3,248)
Purchases of investments	(9,117,699)	(40,348,000)
Proceeds from redemptions of investments	249,000	43,419,000
Net cash (used in) provided by investing activities	(8,900,829)	3,046,438

Cash flows from financing activities:
Proceeds from public offering, net	13,655,531	-
Proceeds from the At-the-Market Offering, net	4,308,352	-
Proceeds from exercise of warrants	45,000	57,500
Proceeds from exercise of employee stock options	252,385	273,572
Net cash provided by financing activities	18,261,268	331,072

Net increase (decrease) in cash and cash equivalents	1,927,088	(4,694,839)
Cash and cash equivalents at beginning of period	12,563,853	5,722,342
Cash and cash equivalents at end of period	$14,490,941	$1,027,503

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,300	$1,300

The accompanying notes are an integral part of these condensed financial statements

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Business Organization and Nature of Operations

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

The Company is monitoring the COVID-19 pandemic, which continues to rapidly evolve, and has taken steps to mitigate the potential impacts on its business. The extent to which the outbreak may impact the Company’s business, preclinical studies and its clinical trial will depend on future developments, which are highly uncertain and cannot be predicted with confidence. The Company has modified its business practices by restricting nonessential travel, implementing a partial work from home policy for its employees and instituting new safety protocols for its lab to enable essential on-site work to continue. The Company expects to continue to take actions that are in the best interests of its employees and business partners. Due to the uncertainty surrounding the pandemic, the Company’s visibility into the duration of these actions is limited.

The unaudited interim condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by U.S. GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K (the “2019 Form 10-K”), filed with the SEC on March 12, 2020. The interim unaudited condensed financial statements should be read in conjunction with those audited financial statements included in the 2019 Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any other period.

Note 2 – Liquidity and Management’s Plans

As of September 30, 2020, the Company had cash, cash equivalents and investments totaling $23,356,933. The Company maintains its cash in a checking and savings account on deposit with a banking institution in the United States.

As of September 30, 2020, the Company had working capital and stockholders’ equity of $21,641,092 and $19,038,228, respectively. During the nine months ended September 30, 2020, the Company incurred a net loss of $11,557,011 and $7,433,351 of cash was used in its operating activities.

On May 27, 2020, the Company entered into an At-the-Market Offering Sales Agreement (“ATM”) with Virtu Americas, LLC, as sales agent, pursuant to which the Company could sell shares of its common stock with an aggregate offering price of up to $20,000,000. As of September 30, 2020, the Company had sold 2,350,067 shares of its common stock under the ATM program for proceeds of $4,308,352, net of commissions and professional fees of $214,456.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 2 – Liquidity and Management’s Plans (continued)

In August 2020, the Company completed an underwritten public offering of its securities (the “Public Offering”) pursuant to which it sold 12,300,000 shares of its common stock and warrants to purchase 10,608,750 shares of common stock for proceeds of $13,655,531, net of commissions and professional fees of $1,368,919. The warrants issued in the Public Offering were immediately exercisable and have a term of five years and a per share exercise price of $1.44.

Based on the cash and investments on hand as of September 30, 2020, current budget assumptions and projected cash burn, the Company believes that it has sufficient capital to meet its operating expenses and obligations for the next twelve months from the date of this filing. However, if unanticipated difficulties or circumstances arise, the Company may be forced to raise additional capital sooner to support its operations as currently planned. If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail its research and development activities and/or other operations until such time as additional capital becomes available. Such limitation of the Company’s activities would allow the Company to slow its rate of spending and extend its use of cash until additional capital is raised. There can be no assurance that such a plan would be successful. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain such financing on reasonable terms.

Note 3 – Summary of Significant Accounting Policies

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

Investments

All of the Company’s investments consist of U.S. Treasury Bills, some of which are classified as held-to-maturity and mature within the subsequent twelve months from the date of purchase. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. Because the maturity dates of the certain investments, aggregating $10,177,301 and $9,505,777 as of September 30, 2020 and December 31, 2019, respectively, were all less than three months at the time of purchase, the amounts were classified as cash equivalents. Amounts classified as investments totaled $8,865,992 and $0 as of September 30, 2020 and December 31, 2019, respectively. Unrealized gains and losses were de minimus.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 – Summary of Significant Accounting Policies (continued)

Common Stock Purchase Warrants

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets, liabilities and equity is required.  The Company’s free-standing derivatives consist of warrants to purchase common stock that were issued in connection with its notes payable and public and private offerings. The Company evaluated these warrants to assess their proper classification using the applicable criteria enumerated under U.S. GAAP and determined that the common stock purchase warrants meet the criteria for equity classification in the accompanying balance sheets as of September 30, 2020 and December 31, 2019.

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

The weighted-average Black-Scholes assumptions are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Expected life	6.25 years	-	6.25 years	6.25 years
Risk free interest rate	0.25%	-	0.85%	2.21%
Expected volatility	94%	-	97%	76%
Expected dividend yield	0%	-	0%	0%
Forfeiture rate	0%	-	0%	0%

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 – Summary of Significant Accounting Policies (continued)

As of September 30, 2020, total unrecognized stock option compensation expense was $3,836,451, which will be recognized as those options vest over a period of approximately four years. The amount of future stock option compensation expense could be affected by any future option grants or by any option holders leaving the Company before their grants are fully vested.

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

	As of September 30,
	2020	2019
Options	7,469,891	7,656,396
Warrants	17,007,223	4,907,223
Totals	24,477,114	12,563,619

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

Note 4 – Accrued Liabilities

Accrued liabilities consist of:

	As of	As of
	September 30, 2020	December 31, 2019
Lab services & supplies	$39,378	$131,176
Professional fees	39,893	57,912
Interest	778,563	544,199
Other	181,428	183,405
Total accrued liabilities	$1,039,262	$916,692

Note 5 – Commitments and Contingencies

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

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 5 – Commitments and Contingencies (continued)

Operating Leases

The Company is a party to (i) a lease agreement for laboratory space leased on a month-to month basis that is part of a shared facility in Menlo Park, California and (ii) a one-year lease agreement for office space in Fairfield, New Jersey, which expires in September 2021.

Rent expense was $101,105 and $88,438 for the three months ended September 30, 2020 and 2019, respectively. Rent expense was $302,345 and $258,817 for the nine months ended September 30, 2020 and 2019, respectively.

Note 6 – Stockholders’ Equity

Stock Options

The Company has an incentive stock plan, the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”), and has granted stock options to employees, non-employee directors and consultants from the 2011 Plan. Options granted under the 2011 Plan may be Incentive Stock Options or Non-statutory Stock Options, as determined by the Administrator at the time of grant. On June 16, 2020, the Company’s stockholders approved an amendment to the 2011 Plan to increase the number of shares authorized for issuance under the 2011 Plan to a total of 14,000,000. As of September 30, 2020, there were 5,129,109 shares remaining available for issuance under the 2011 Plan.

During the nine months ended September 30, 2020, the Company granted stock options to employees to purchase 275,000 shares of the Company’s common stock with grant date prices that ranged between $1.55 to $2.56 per share. The stock options have terms of ten years and are subject to vesting based on continuous service of the awardee over periods ranging from three to four years. The stock options have an aggregate grant date fair value of $486,273.

During the nine months ended September 30, 2020, stock options to purchase 223,924 shares of common stock were exercised for cash proceeds of $252,385.

During the nine months ended September 30, 2020, stock options to purchase 213,543 shares of common stock were cancelled and returned to the option pool for future issuance.

The Company recorded stock-based compensation as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$105,585	$201,259	$553,768	$711,401
General and administrative	265,100	383,251	1,352,689	1,300,932
Total	$370,685	$584,510	$1,906,457	$2,012,333

The following table represents stock option activity for the nine months ended September 30, 2020:

			Weighted Average				Aggregate
	Stock Options		Exercise Price		Fair Value	Contractual	Intrinsic
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Value
Balance – December 31, 2019	7,632,358	4,542,144	$2.21	$1.57	$1.57	6.44	$-
Granted	275,000	-	-	-	-	-	-
Exercised	(223,924)	-	-	-	-	-	-
Cancelled	(213,543)	-	-	-	-	-	-
Balance – September 30, 2020	7,469,891	5,229,869	$2.06	$1.68	$1.68	6.27	$821,593

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 – Stockholders’ Equity (continued)

The following table summarizes information on stock options outstanding and exercisable as of September 30, 2020:

Grant Price		Weighted Average Exercise	Total	Number	Weighted Average Remaining Contractual
From	To	Price	Outstanding	Exercisable	Term
$0.26	$2.02	$0.89	3,119,974	2,920,807	3.73 years
$2.10	$4.60	$2.42	3,756,917	1,782,041	8.01 years
$5.30	$8.86	$6.25	593,000	527,021	7.59 years
		Totals	7,469,891	5,229,869

Warrants

The following table summarizes information on warrants outstanding as of September 30, 2020.

			Weighted Average				Aggregate
	Warrants		Exercise Price		Fair Value	Contractual	Intrinsic
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Value
Balance – December 31, 2019	4,907,223	4,907,223	$2.40	$2.40	$1.11	1.55	$-
Granted	12,120,000	-	-	-	-	-	-
Exercised	(20,000)	-	-	-	-	-	-
Cancelled	-	-	-	-	-	-	-
Balance – September 30, 2020	17,007,223	15,495,973	$1.65	$1.61	$0.78	4.13	$549,982

During the nine months ended September 30, 2020, the Company issued warrants to purchase 12,120,000 shares of the Company’s common stock. The warrants were issued as part of an underwritten public offering (see Note 8 – Underwritten Public Offering) and to the note holders that extended the due date of their unsecured promissory notes (see Note 10 – Amendments to Notes and Warrants).

During the nine months ended September 30, 2020, warrants to purchase 20,000 shares of common stock were exercised for cash proceeds of $45,000.

Note 7 – At-the-Market Offering

In May 2020, the Company entered into an At-the-Market Offering Sales Agreement (“ATM”) with Virtu Americas, LLC as sales agent. During the nine months ended September 30, 2020, the Company sold 2,350,067 shares of its common stock under the ATM program for proceeds of $4,308,352, net of commissions and professional fees of $214,456.

Note 8 – Underwritten Public Offering

In August 2020, the Company completed an underwritten public offering of the Company’s securities (the “Public Offering”) pursuant to which the Company sold 12,300,000 shares of its common stock and warrants to purchase 10,608,750 shares of common stock for proceeds of $13,655,531, net of commissions and professional fees of $1,368,919. The warrants issued in the Public Offering were immediately exercisable and have a term of five years and a per share exercise price of $1.44.

Note 9 – Non-Cash Expenses

The following table details the Company’s non-cash expenses included in the accompanying condensed statements of operations:

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 9 – Non-Cash Expenses (continued)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Stock-based compensation	$370,685	$584,510	$1,906,457	$2,012,333
Depreciation & amortization	36,753	36,468	121,053	107,951
Subtotal	$407,438	$620,978	$2,027,510	$2,120,284

Other expense:
Amortization of debt discount	49,693	105,085	224,095	315,255
Equity modification	489,645	-	2,290,688	-
Subtotal	$539,338	$105,085	$2,514,783	$315,255

Total non-cash expenses	$946,776	$726,063	$4,542,293	$2,435,539

Note 10 – Amendments to Notes and Warrants

During the nine months ended September 30, 2020, the Company entered into amendments (the “Amendments”) with certain holders of the Company’s 8% Unsecured Promissory Notes (the “2018 Notes”) and Nontransferable Common Stock Purchase Warrants (the “2018 Warrants”). Pursuant to the Amendments, the maturity date of the applicable 2018 Notes was extended from March 29, 2021 to June 30, 2021 and the expiration date of the applicable 2018 Warrants was extended from March 29, 2021 to March 29, 2022. The terms of the applicable 2018 Notes were also amended to grant the holders of such 2018 Notes a right to participate in a future private offering of the Company’s securities upon terms substantially similar to those offered to investors in a future primary offering of the Company’s securities and to grant resale registration rights in connection therewith. The Company recognized $209,810 of non-cash costs in Other Expenses in the accompanying condensed statements of operations relating to the 2018 Warrants extension.

The Company subsequently entered into a second amendment to the 2018 Notes with certain holders of its Unsecured Promissory Notes whereby the maturity date of the applicable 2018 Notes was extended from June 30, 2021 to June 30, 2022 and the expiration date of the applicable 2018 Warrants was extended from March 29, 2022 to March 29, 2026. The exercise price of the 2018 Warrants was adjusted from $5.30 per share to $2.00 per share. The terms of the applicable 2018 Notes were also amended to require that the holders of such 2018 Notes participate in a future private offering of the Company’s securities (the “Private Offering”) upon terms substantially similar to those offered to investors in a future primary offering of the Company’s securities. All principal and interest outstanding under the applicable 2018 Notes will convert into the Company’s securities in the Private Offering, subject to legal and regulatory limitations. The Company also granted an additional warrant to purchase a half share of its common stock, or 1,511,250 shares of common stock in total, per dollar of each participating 2018 Note holder’s principal amount of the 2018 Notes with an exercise price of $2.00 per share and an expiration date of March 29, 2026 (the “New Warrants”). The New Warrants will be exercisable beginning on the six-month anniversary of the date of issuance, and the Company granted to the participating 2018 Note holders certain registration rights with respect to its securities issued in the Private Offering and the shares of common stock underlying the New Warrants. The Company recognized $489,645 of non-cash costs in Other Expenses in the accompanying condensed statements of operations related to this second amendment.

Also, during the nine months ended September 30, 2020, the Company entered into amendments with certain holders of the Company’s Common Stock Purchase Warrants (the “2017 Warrants”) pursuant to which the expiration date of the applicable 2017 Warrants was extended from June 30, 2020 to September 30, 2021. The Company recognized $1,591,233 of non-cash costs in Other Expenses in the accompanying condensed statements of operations relating to the 2017 Warrants extension.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 10 – Amendments to Notes and Warrants (continued)

The Company determined the proper classification of the loan modification based on ASC 470-50, Debt Modifications and Extinguishments. Because the change in present value of cash flows of the modified debt is less than 10% when compared to the present value of the cash flows of the original debt, no change is required to be made to the debt in the accompanying condensed financial statements.

Note 11 – CARES Act

During the nine months ended September 30, 2020, the Company applied for the Employee Retention Credit (the “ERC”), which is part of the Coronavirus Aid, Relief, and Economic Security (CARES) Act that was signed into law in March 2020. The ERC provides up to a $5,000 refundable credit for each full-time employee the Company retains between March 13, 2020 and December 31, 2020. During the nine months ended September 30, 2020, the Company received $65,000 in refundable credits from the ERC.

Note 12 – Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date on which the condensed financial statements were issued require adjustment or disclosure in the Company’s condensed financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). All references to the third quarter mean the three-month period ended September 30, 2020, and all references to the first nine months of 2020 and 2019 mean the nine-month periods ended September 30, 2020 and 2019, respectively. Unless the context otherwise requires, “CohBar,” “we,” “us” and “our” refer to CohBar, Inc.

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

Clinical Program: Our first clinical candidate, CB4211, is a potential treatment for NASH and obesity. It is a novel peptide initially developed from a MOTS-c MDP. In July 2018, we initiated a Phase 1a/1b clinical study of CB4211. In November 2019, the double-blind, placebo-controlled Phase 1a stage was completed and the blinded safety and tolerability data supported advancement to the Phase 1b stage of the study. The study was designed to initially assess the safety, tolerability and pharmacokinetics of CB4211 following single and multiple-ascending doses in healthy subjects. In November 2019, we initiated recruitment for the Phase 1b stage which is designed to assess the safety, tolerability and activity of CB4211 in obese subjects with non-alcoholic fatty liver disease (NAFLD). Assessments will include changes in liver fat assessed by MRI-PDFF, body weight and biomarkers relevant to NASH and obesity. On March 30, 2020, we announced a delay in the completion of our Phase 1b study due to the COVID-19 pandemic. The delay was a result of a pause by some of our clinical research organization partners in all of their activities related to the study in response to COVID-19. On July 7, 2020, we announced the resumption of our Phase 1b study. We currently expect the topline NASH and obesity readouts for the Phase 1b study to be available in the second quarter of 2021, subject to any further potential negative impacts of the COVID-19 pandemic or other factors. We plan to complete preparations for a Phase 2 study of CB4211 in 2021 and initiate a Phase 2 study in 2022, subject to positive clinical results and sufficient funding from potential partnerships and general fundraising.

Preclinical Programs: Our preclinical pipeline has substantially expanded from two to four programs in the last year, including one for IPF and other fibrotic diseases, one for COVID-19 associated acute respiratory distress syndrome and two for cancer. Our research efforts have further identified and focused on certain MDPs and their analogs that have demonstrated therapeutic potential for treating indications related to those diseases in preclinical models.

●	CB5138-1 Analogs for IPF and other Fibrotic Diseases: Our discovery efforts have identified CB5138 Analogs, a family of novel peptides with potential for use as treatments for fibrotic diseases. We have demonstrated anti-fibrotic and anti-inflammatory effects of this family of analogs in preclinical studies, including in vitro studies in human cells and in vivo studies in both prophylactic and therapeutic models of IPF. We have demonstrated enhanced effects of the combination of a CB5138 Analog with nintedanib, an approved treatment for IPF, in the therapeutic IPF model. We currently expect to complete the necessary activities required to support identification of a clinical candidate early in the first quarter of 2021, subject to the successful outcome of those remaining activities, and to then initiate IND-enabling activities, with a goal of potentially filing an IND around the end of 2021.

●	CB5064 Analogs for COVID-19 Associated Acute Respiratory Distress Syndrome (ARDS) and Type 2 Diabetes: In May 2020, we initiated testing of CB5064 Analogs that are agonists of the apelin receptor in preclinical models of ARDS to assess their potential as therapeutics for COVID-19 associated ARDS and ARDS in general. We previously demonstrated the beneficial effects of this novel family of peptides on glucose tolerance, insulin sensitivity, and weight loss in an obese mouse model of T2D, as presented at the American Diabetes Association in 2019. Our goal for this program is the nomination of a clinical candidate subject to successful outcomes from the required studies, followed by initiation of pre-IND work in 2021, with the longer-term goal of initiating a phase 1 study in 2022. We are exploring potential financial support from the U.S. government for our apelin program for COVID-19 ARDS to potentially accelerate the program.

●	CB5046 Analogs for Cancer and Other Disease Indications: Our internal discovery efforts have identified CB5046 Analogs, a family of novel potent and selective peptide inhibitors of CXCR4, a key chemokine receptor involved in tumor growth, metastasis, and avoidance of immune surveillance that is overexpressed in 75% of human tumors. CXCR4 is also involved in localization of healthy stem cells and in certain genetic diseases. We have demonstrated positive effects of one of the CB5046 Analogs when administered in combination with chemotherapy in an animal model of aggressive melanoma. We are screening multiple peptide analogs for in vitro activity and exploring the potential for use initially in stem cell mobilization and hematologic cancers.

●	MBT3 Analogs for Cancer Immunotherapy: Our discovery efforts identified a novel peptide family, MBT3 Analogs. We have demonstrated the enhanced killing of cancer cells by human immune cells in the presence of an MBT3 Analog, and plan to further explore the therapeutic potential of this analog family for treatment of cancer, subject to resource availability and the requirements of our more-advanced programs.

We have financed our operations primarily with proceeds from sales of our equity securities, including our initial public offering, private placements of our securities, a debt offering, public sales of our securities and the exercise of outstanding warrants and stock options. Since our inception through September 30, 2020, our operations have been funded with an aggregate of approximately $76.5 million from the sale and issuance of equity instruments and debt.

Since inception, we have incurred significant operating losses. Our net losses were $11,557,011 and $9,328,053 for the nine months ended September 30, 2020 and 2019, respectively. Our net losses included $4,542,293 and $2,435,539 of non-cash expenses for the nine months ended September 30, 2020 and 2019, respectively. Our net losses excluding non-cash expenses were $7,014,718 and $6,892,514 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $64,550,336. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. Although we anticipate incurring increasing expenses as we advance CB4211 through the clinic and as we conduct preclinical development of our other research peptides, the extent of that increase is unknown at this time and subject to change due to the COVID-19 pandemic and other factors.

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

	For The Three Months Ended September 30,		Change
	2020	2019	$	%
Operating expenses:
Research and development	$1,245,530	$1,943,746	$(698,216)	-36%
General and administrative	1,372,026	1,283,721	88,305	7%
Total operating expenses	$2,617,556	$3,227,467	$(609,911)	-19%

Comparison of Three Months Ended September 30, 2020 and 2019

Research and development expenses were $1,245,530 in the three months ended September 30, 2020 compared to $1,943,746 in the prior year period, a decrease of $698,216, or 36%. The decrease in research and development expenses was primarily due to a $631,000 decrease in our clinical trial costs due to the timing of those expenses and a decrease of $96,000 in stock-based compensation costs due to the conclusion of expensing certain prior year grants. These decreases were partially offset by a $48,000 increase in consulting expenses.

General and administrative expenses were $1,372,026 in the three months ended September 30, 2020 compared to $1,283,721 in the prior year period, an increase of $88,305, or 7%. The increase in general and administrative expenses was primarily due to professional fees related to protecting our intellectual property.

	For The Nine Months Ended September 30,		Change
	2020	2019	$	%
Operating expenses:
Research and development	$4,240,445	$4,734,020	$(493,575)	-10%
General and administrative	4,594,318	4,279,223	315,095	7%
Total operating expenses	$8,834,763	$9,013,243	$(178,480)	-2%

Comparison of Nine Months Ended September 30, 2020 and 2019

Research and development expenses were $4,240,445 in the nine months ended September 30, 2020 compared to $4,734,020 in the prior year period, a decrease of $493,575, or 10%. The decrease in research and development expenses was primarily due to a $181,000 decrease in our clinical trial costs due to the timing of those expenses, a decrease of $158,000 in stock-based compensation costs due to the conclusion of expensing certain prior year grants and a $90,000 decrease in lab supplies due to the timing of those purchases. Although we expect research and development expenses to increase in the coming quarters as we plan to continue advancing our lead MBT candidate program through our clinical trial and evaluating and optimizing other MDPs as potential MBT drug candidates, the extent of that increase is unknown at this time and subject to change due to uncertainties related to the COVID-19 pandemic.

General and administrative expenses were $4,594,318 in the nine months ended September 30, 2020 compared to $4,279,223 in the prior year period, an increase of $315,095, or 7%. The increase in general and administrative expenses was primarily due to an increase of $139,000 in directors and officers’ insurance premiums and $132,000 in compensation costs due to the net increase in headcount during the current year period. Although we expect general and administrative expenses for the year ending December 31, 2020 to be higher in comparison to the prior year as we incur the increased costs for such items as noted above, the extent of that increase is unknown at this time and subject to change due to the COVID-19 pandemic.

Liquidity and Capital Resources

As of September 30, 2020, we had cash, cash equivalents and investments totaling $23,356,933. We maintain our cash in a checking and savings account on deposit with a banking institution in the United States.

On May 27, 2020, we entered into an At-the-Market Offering Sales Agreement (“ATM”) with Virtu Americas, LLC, as sales agent, pursuant to which we may sell shares of common stock with an aggregate offering price of up to $20,000,000. As of September 30, 2020, we had sold 2,350,067 shares of our common stock under the ATM program for proceeds of $4,308,352, net of commissions and professional fees of $214,456.

In August 2020, we completed an underwritten public offering of our securities (the “Public Offering”) pursuant to which we sold 12,300,000 shares of our common stock and warrants to purchase 10,608,750 shares of common stock for proceeds of $13,655,531, net of commissions and professional fees of $1,368,919. The warrants issued in the Public Offering were immediately exercisable and have a term of five years and a per share exercise price of $1.44.

As of September 30, 2020, we had working capital and stockholders’ equity of $21,641,092 and $19,038,228, respectively. During the nine months ended September 30, 2020, we incurred a net loss of $11,557,011.

Based on current budget assumptions, projected cash burn, and the cash and investments on hand as of September 30, 2020, we believe we have sufficient capital to meet our operating expenses and obligations for the next twelve months from the date of this filing. However, if unanticipated difficulties or circumstances arise, we may be forced to raise additional capital sooner to support our operations as currently planned. If we are unable to raise additional capital whenever necessary, we may be forced to decelerate or curtail our research and development activities and/or other operations until such time as additional capital becomes available. Such limitation of our activities would allow us to slow our rate of spending and extend our use of cash until additional capital is raised. There can be no assurance that such a plan will be successful. There is no assurance that additional financing will be available when needed or that we will be able to obtain such financing on reasonable terms.

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020 and 2019 was $7,433,351 and $8,072,349, respectively. The cash used in operations for the nine months ended September 30, 2020 was primarily due to our reported net loss of $11,557,011, partially offset by $4,197,145 in stock-based compensation and equity modification expense in the current year quarter. The cash used in operations for the nine months ended September 30, 2019 was primarily due to our reported net loss of $9,328,053, the decrease in accounts payable of $765,340 due to the timing of payments made during the current year period and a decrease in accrued payroll and other compensation of $503,576 due to payments made on these expenses during the current year period. These decreases were partially offset by net loss adjustments of $2,012,333 in stock-based compensation and $329,888 in amortization of debt related costs.

Cash Flows from Investing Activities

 Net cash used in investing activities was $8,900,829 in the nine months ended September 30, 2020, and was primarily due to the timing of purchases of our investments in certificates of deposit and treasury bills. Net cash provided by investing activities was $3,046,438 in the nine months ended September 30, 2019, and was due to the timing of purchases and redemptions of our investments in certificates of deposit and treasury bills.

Cash Flows from Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2020 and 2019 was $18,261,268 and $331,072, respectively. Cash provided by financing activities in the nine months ended September 30, 2020 was due to the proceeds received from our underwritten public offering, the At-the-Market offering and the exercise of stock options and warrants. Cash provided by financing activities in the nine months ended September 30, 2019 was due to the proceeds received from the exercise of stock options and warrants.

Contractual Obligations

We are a party to (i) a lease agreement for laboratory space leased on a month-to month basis that is part of a shared facility in Menlo Park, California and (ii) a one-year lease agreement for office space in Fairfield, New Jersey, which expires in September 2021.

Rent expense was $101,105 and $88,438 for the three months ended September 30, 2020 and 2019, respectively. Rent expense was $302,345 and $258,817 for the nine months ended September 30, 2020 and 2019, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet financing arrangements at September 30, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Summary of Risk Factors

An investment in our common stock involves various risks, and prospective investors are urged to carefully consider the matters discussed in the section titled “Risk Factors” prior to making an investment in our common stock. These risks include, but are not limited to, the following:

●	We will need additional funding and may be unable to raise additional capital when needed, which would force us to delay, reduce or eliminate our research and development activities.

●	The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our clinical trials and preclinical studies.

●	We have had a history of losses and no revenue.

●	We are an early-stage biotechnology company and may never be able to successfully develop marketable products or generate any revenue. We have a very limited relevant operating history upon which an evaluation of our performance and prospects can be made. There is no assurance that our future operations will result in profits. If we cannot generate sufficient revenues, we may suspend or cease operations.

●	If we fail to demonstrate efficacy or safety in our research and clinical trials, our future business prospects, financial condition and operating results will be materially adversely affected.

●	If our current and any future clinical trials are delayed, suspended or terminated, we may be unable to develop our product candidates on a timely basis, which would adversely affect our ability to obtain regulatory approvals, increase our development costs and delay or prevent commercialization of any approved products.

●	If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed and, as a result, our stock price may decline.

●	Our future success depends on key members of our scientific team and our ability to attract, retain and motivate qualified personnel.

●	We may seek to establish development and commercialization collaborations, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

●	We may not be successful in our efforts to identify or discover potential drug development candidates.

●	Our research and development plans will require substantial additional future funding which could impact our operational and financial condition. Without the required additional funds, we will likely cease operations.

●	Even if we are able to develop our potential drugs, we may not be able to obtain regulatory approval, or if approved, we may not be able to generate significant revenues or successfully commercialize our products, which will adversely affect our financial results and financial condition, and we will have to delay or terminate some or all of our research and development plans, which may force us to cease operations.

●	If we do not maintain the support of qualified scientific collaborators, our revenue, growth and profitability will likely be limited, which would have a material adverse effect on our business.

●	We expect to rely on third parties to conduct our clinical trials and some aspects of our research and preclinical testing. These third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or preclinical testing.

●	We contract with third parties for the manufacture of our peptide materials for research and preclinical testing and expect to continue to do so for any future product candidate advanced to clinical trials and commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our research peptide materials, product candidates or medicines, or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our research, development or commercialization efforts.

●	We may not be able to develop drug candidates, market or generate sales of our products to the extent anticipated. Our business may fail, and investors could lose all of their investment in our Company.

●	Interim and preliminary or topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

●	We expect to expand our drug development and regulatory capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

●	The use of any of our products in clinical trials may expose us to liability claims, which may cost us significant amounts of money to defend against or pay out, causing our business to suffer.

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

Risks Related to Our Financial Position and Need for Additional Capital

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 or COVID-19, surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. In response to the spread of COVID-19, the Company has modified its business practices by restricting nonessential travel, implementing a partial work from home policy for its employees and instituting new safety protocols for its lab to enable essential on-site work to continue. We continue to monitor the impact of COVID-19 on ongoing activities at our external research and development partner sites.

Timely enrollment in our clinical trials is dependent upon global clinical trial sites which may be adversely affected by global health matters, such as pandemics. We are currently conducting a clinical trial for our lead product candidate in the United States, which is currently, and may continue to be, affected by COVID-19. For example, enrollment for our CB4211 Phase 1b study was delayed due to suspension of study activities at some of our clinical sites. Although enrollment resumed, any additional delays in our CB4211 Phase 1b study could increase our development costs, delay or prevent the availability of topline data expected to be available from the trial, delay our product development and regulatory submission process, result in the termination of the trial or make it difficult to raise additional capital.

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

We are an early-stage company. Our operations to date have been limited to organizing and staffing our Company, business planning, raising capital, identifying MDPs for further research, developing our intellectual property portfolio, performing research on identified MDPs and advancing our lead MBT candidate into and through clinical studies. We have not generated any revenues to date. All of our MBTs are in the concept, research or early clinical stages. Moreover, we cannot be certain that our research and development efforts will be successful or, if successful, that our MBTs will ever be approved by the United States Food and Drug Administration (“FDA”). Typically, it takes 10-12 years to develop one new medicine from the time it is discovered to when it is available for treating patients, and longer timeframes are not uncommon. Even if approved, our products may not generate commercial revenues. We have no relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of potential drug candidates either in research, preclinical testing or in clinical trials, failure to establish business relationships and competitive advantages against other companies. If we fail to become profitable, we may be forced to suspend or cease operations.

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

We cannot predict whether we will encounter problems with our ongoing, planned or any future clinical trials that will cause regulatory agencies, institutional review boards, or us to suspend or delay a trial. For example, in November 2018, the Company announced the temporary suspension of the Phase 1 clinical trial for CB4211, our lead MBT candidate, in order to address injection site reactions, and we resumed the trial in June 2019. In November 2019, we announced the completion of the Phase 1a portion of the clinical trial and the commencement of the recruiting phase of the final Phase 1b stage of the study. However, in March 2020, we announced anticipated delays in the completion of our Phase 1b study for NASH and obesity. The delays were caused by a pause by some of our clinical research organization partners in all of their activities related to the study in response to recent developments relating to the COVID-19 pandemic. We announced the resumption of our Phase 1b study in July 2020. In response to a routine annual development safety update report (the “DSUR”) we submitted to the FDA on August 6, 2020, the FDA has requested additional details regarding injection site reaction safety data presented in the DSUR. We are preparing to provide such details to the FDA, and the FDA’s review of such information could result in the delay or suspension of our Phase 1b study to address any concerns. Clinical trials and clinical data collection protocols can be delayed for a variety of reasons, including:

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

Our future success depends on key members of our management and scientific teams and our ability to attract, retain and motivate qualified personnel.

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

Risks Related to Our Reliance on Third Parties

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

Risks Related to Product Development and Regulatory Approval

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

The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of our products. Our leading product candidate, CB4211, is currently in clinical trials, and if any of our drug candidates enter into clinical trials, or if any of our drug candidates become marketed products, they could potentially harm people or allegedly harm people, possibly subjecting us to costly and damaging product liability claims. Some of the patients who participate in clinical trials are already ill when they enter a trial or may intentionally or unintentionally fail to meet the exclusion criteria. The waivers we obtain may not be enforceable and may not protect us from liability or the costs of product liability litigation. Although we obtained product liability insurance, which we believe is adequate, we are subject to the risk that our insurance will not be sufficient to cover claims. We anticipate that we will need to increase our insurance coverage if we successfully commercialize any product candidate. The insurance costs along with the defense or payment of liabilities above the amount of coverage could cost us significant amounts of money and management distraction from other elements of the business, decrease demand for any product candidates that we may develop, injure our reputation and attract significant negative media attention, and lead to the withdrawal of clinical trial participants, causing our business to suffer. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

General Risk Factors

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

As we continue to grow, we expect to hire additional personnel and may utilize external temporary resources to implement, document and modify policies and procedures to maintain effective internal controls. However, it is possible that we may identify deficiencies and weaknesses in our internal controls. If material weaknesses or deficiencies in our internal controls exist and go undetected or unremediated, our consolidated financial statements could contain material misstatements that, when discovered in the future, could cause us to fail to meet our future reporting obligations and cause the price of our common stock to decline.

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

As of September 30, 2020, our executive officers and directors own, as a group, approximately 23% of the outstanding shares of our common stock. Additionally, our executive officers and directors own, as a group, options and warrants exercisable for approximately 7.8% of our outstanding common stock, assuming exercise of such options and warrants. As a result, our management could exert significant influence over matters requiring stockholder approval, including the election of our board of directors, the approval of mergers and other extraordinary transactions, as well as the terms of any of these transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could in turn have an adverse effect on the fair market value of our Company and our common stock. These actions may be taken even if they are opposed by our other stockholders.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

Exhibit Number	Description
10.1	Form of Common Stock Purchase Warrant issued August 2020 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Commission on August 26, 2020).
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on.

Date: November 16, 2020	By:	/s/ Jeffrey F. Biunno
Jeffrey F. Biunno
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)