Form 10-K
period 2020-12-31
CohBar, Inc.
filed 2021-03-30
CIK 1522602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2020) was $50,525,285 based upon the last price of the Registrant’s common stock as reported on the Nasdaq Capital Market on such date. As of March 25, 2021, the registrant had outstanding 61,788,325 shares of common stock.

Documents Incorporated by Reference

The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for its 2021 Annual Meeting of Shareholders. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

COHBAR, INC.

2020 FORM 10-K ANNUAL REPORT

i

PART I

Forward-Looking Statements

This report, including the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on our current expectations, estimates, forecasts and projections about our business, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “may”, “will”, “should”, “could”, “anticipate”, “believe”, “expect”, “intend”, “plan”, “potential”, “continue” and similar expressions are intended to identify these forward-looking statements. Examples of such forward-looking statements include statements regarding:

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

Item 1. Business

OVERVIEW

CohBar (“CohBar,” “we,” “us,” “our,” “its” or the “Company”) is a clinical stage biotechnology company focused on the research and development of mitochondria based therapeutics (MBTs), an emerging class of drugs for the treatment of chronic and age-related diseases. Mitochondria based therapeutics originate from the discovery by CohBar’s founders of a novel group of naturally occurring mitochondrial-derived peptides within the mitochondrial genome that regulate metabolism and cell death, and whose biological activity declines with age. To date, the Company has discovered more than 100 mitochondrial-derived peptides. CohBar’s efforts focus on the development of these peptides into therapeutics that offer the potential to address a broad range of diseases, including nonalcoholic steatohepatitis (NASH), obesity, fibrotic diseases including idiopathic pulmonary fibrosis (IPF), acute respiratory distress syndrome (ARDS) including COVID-19 associated ARDS, cancer, type 2 diabetes (T2D), cardiovascular and neurodegenerative diseases. The Company’s lead compound, CB4211, is in the Phase 1b stage of a Phase 1a/1b clinical trial for NASH and obesity. In addition, CohBar has four preclinical programs, including one in fibrotic diseases, one in ARDS and two in cancer.

We substantially expanded our preclinical pipeline in 2020. Our expanded pipeline greatly strengthens our belief that there are potentially multiple novel therapeutics that can be developed from peptides encoded in the mitochondrial genome.

 The application of MBTs originates from almost two decades of research by our founders, resulting in their discovery of a novel group of mitochondrial-derived peptides (MDPs) encoded within the mitochondrial genome. Some of these naturally occurring MDPs and their analogs have demonstrated a range of biological activity and therapeutic potential in research models across multiple diseases including NASH, obesity, cancer, fibrotic diseases including IPF, ARDS, T2D, cardiovascular and neurodegenerative diseases. Many chronic and age-related diseases are associated with a decrease in number and function of mitochondria.

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

We believe CohBar is the first mover in exploring the mitochondrial genome for therapeutically relevant peptides, and has developed a proprietary MBT technology platform, using cell-based assays and animal models of disease, to rapidly identify naturally occurring MDPs with promising biological activity. Once identified, we deploy powerful development techniques to improve the drug-like properties of our MBT candidates, enabling us to match the most biologically promising peptides to disease indications that have substantial unmet medical needs. Our ongoing research and development activities focus on discovery and development of novel improved MDP analogs that have the greatest therapeutic and commercial potential.

Our first clinical candidate, CB4211, is a potential treatment for NASH and obesity. It is a novel peptide initially developed from a MOTS-c MDP. In July 2018, we initiated a Phase 1a/1b clinical study of CB4211, which was designed to initially assess the safety, tolerability and pharmacokinetics of CB4211 following single and multiple-ascending doses in healthy subjects.

In November 2019, the double-blind, placebo-controlled Phase 1a stage was completed and the blinded safety and tolerability data supported advancement to the Phase 1b stage of the study.

In November 2019, we initiated recruitment for the Phase 1b stage, which is designed to assess the safety, tolerability and activity of CB4211 in obese subjects with non-alcoholic fatty liver disease (NAFLD). Assessments will include changes in liver fat assessed by MRI-PDFF, body weight and biomarkers relevant to NASH and obesity. On March 30, 2020, we announced a delay in the completion of our Phase 1b study due to the COVID-19 pandemic. The delay was a result of a pause by some of our clinical research organization partners in all of their activities related to the study in response to COVID-19. On July 7, 2020, we announced the resumption of our Phase 1b study. In March 2021, we completed the enrollment for the Phase 1b clinical trial. Based on positive clinical results and additional funding from potential partnerships and general fundraising, we plan to initiate preparations for a Phase 2 study of CB4211 in 2021 and initiate a Phase 2 study in 2022.

Our internal discovery efforts have resulted in the identification of more than 100 previously unidentified peptides encoded within the mitochondrial genome. Many of these MDPs and their analogs have demonstrated various degrees of biological activity in cell based and/or animal models relevant to a wide range of diseases, such as NASH, obesity, fibrotic diseases, ARDS, cancer and T2D. Our research efforts have further identified and focused on certain of these MDPs and their analogs that have demonstrated the greatest therapeutic potential for treating indications related to those diseases. CohBar has four preclinical programs: CB5138 Analogs for IPF and other Fibrotic Diseases; CB5064 Analogs for ARDS, including COVID-19 Associated ARDS; CB5046 Analogs for Cancer and Other Disease Indications and MBT3 Analogs for Cancer Immunotherapy.

We Have a Seasoned Management and Drug Development Team

Our Chief Executive Officer, Steven Engle, has over two decades of experience leading public biotech companies in developing products for metabolic, inflammatory, autoimmune, and oncologic diseases. Mr. Engle served as Chairman and CEO of XOMA Corporation, a leader in the development of therapeutic antibodies, and of La Jolla Pharmaceutical Company, which discovered the biology of B cell tolerance and developed the first B cell toleragen candidate for lupus patients. Earlier, he helped to gain FDA approval and to launch Nicotrol for smoking cessation while Vice President of Marketing for Cygnus. He has been a board member of several biotechnology companies, and industry associations including Biotechnology Innovation Organization (BIO), BayBio Institute and Biocom.

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

Our scientific team also includes the expertise of our founders who serve on our board of directors, Dr. Pinchas Cohen, Dean of the Davis School of Gerontology at the University of Southern California, Dr. Nir Barzilai, Professor of Medicine and Genetics and Director of the Institute for Aging Research at the Albert Einstein College of Medicine, as well as our co-founders and advisors Dr. David Sinclair, Professor of Genetics at Harvard Medical School and Dr. John Amatruda, former Senior Vice President and Franchise Head for Diabetes and Obesity at Merck Research Laboratories.

 We have filed more than 65 patent applications with claims directed to both compositions comprising and methods of using our novel proprietary MDPs and their analogs. We are the exclusive licensee from the Regents of the University of California and the Albert Einstein College of Medicine of six issued U.S. Patents, three pending U.S. applications, five issued foreign patents, and four pending foreign applications. Our licensed patents and patent applications include claims that are directed to compositions comprising MDPs and their analogs and/or methods of their use in the treatment of indicated diseases.

 We believe that the proprietary capabilities of our technology platform combined with our scientific expertise and intellectual property portfolio provide a competitive advantage in our mission to treat chronic and age-related diseases through the advancement of MBTs as a new class of transformative drugs.

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

BUSINESS STRATEGY

Our strategic objective is to secure, maintain and exploit a leading scientific, commercial and intellectual property position in the arena of mitochondria based therapeutics, with best-in-class treatments for chronic and age-related diseases. The key elements of our strategy include:

●	advancing CB4211 through clinical trials;

●	further evaluating and optimizing analogs of CB5138 and CB5064 for potential clinical candidacy;
●	developing strategic partnerships with leading biopharmaceutical companies and other organizations to advance our research programs and future development and commercialization efforts;

●	maintaining sufficient financial runway to fund our operations, research and clinical development programs;

●	minimizing operating costs and related funding requirements for our research and development activities through careful program management and cost-efficient relationships with academic partners, consultants and contract research organizations (CROs);

●	continuing to strategically expand our intellectual property portfolio to capture all novel therapeutically relevant peptides encoded within the mitochondrial genome and improved analogs; and

●	increasing awareness and recognition of our team, assets, capabilities and opportunities within the investment and scientific communities.

OUR PIPELINE

Our research efforts are focused on identifying, assessing and optimizing new analogs of biologically active MDPs and advancing those candidates with the greatest therapeutic and commercial potential. Our pipeline includes a number of novel peptide analogs of MDPs in different stages of research evaluation as potential MBTs, and one MBT currently in clinical development.

CB4211

In July 2018, we announced the initiation of the Phase 1a stage of a double-blind, placebo-controlled Phase 1a/1b clinical study of our first lead MBT candidate, CB4211, for the potential treatment of NASH and obesity. The Phase 1a stage of the clinical study is designed to initially assess the safety, tolerability and pharmacokinetics of CB4211 following single and multiple-ascending doses in healthy subjects. The Phase 1b stage of the clinical study is an assessment of safety, tolerability and activity in obese subjects with non-alcoholic fatty liver disease (NAFLD). Assessments will include changes in liver fat assessed by MRI-PDFF, body weight and biomarkers relevant to NASH and obesity.

In November 2018, we announced a temporary suspension of the Phase 1a stage of our Phase 1a/1b clinical study of CB4211 to address mild, but persistent injection site reactions. These injection site reactions were generally seen as painless bumps at the injection site that can be felt under the skin, but in most cases would be otherwise undetectable. Based on the data accumulated and expert review, we believe that some of the administered dose of CB4211 remained localized in the tissue at the injection site, thereby causing these bumps to occur. In May 2019, we received regulatory feedback on our plan to address this issue, and in June 2019, we resumed the trial. Since the study resumed, we have not observed any persistent injection site bumps.

In November 2019, we announced the completion of the Phase 1a portion of the clinical trial, with the drug being well-tolerated, and the commencement of the recruiting phase of the final Phase 1b stage of the study. On March 30, 2020, we announced a delay in the completion of our Phase 1b study due to the COVID-19 pandemic. The delay was a result of a pause by some of our clinical research organization partners in all of their activities related to the study in response to COVID-19. On July 7, 2020, we announced the resumption of our Phase 1b study. In March 2021, we completed the enrollment for the Phase 1b clinical trial. While topline data is expected at the end of the second quarter of 2021, it is dependent upon a number of factors such as the last patient visit, and therefore, we cannot predict with certainty when such data will be available.

CB4211, discovered by CohBar, is a novel, enhanced analog of MOTS-c, a naturally occurring mitochondrial peptide discovered by Dr. Pinchas Cohen and his academic collaborators in 2012. Their research in cell-based assays and animal models indicated that MOTS-c plays a significant role in the regulation of metabolism. Certain of the original MOTS-c studies were published in an article entitled “The Mitochondrial-Derived Peptide, MOTS-c, Promotes Metabolic Homeostasis and Reduces Obesity and Insulin Resistance,” which appeared in the March 3, 2015 edition of the journal Cell Metabolism.

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

Research Programs

Our research activities are focused on discovering, developing and prioritizing MDP analogs for development as potential MBTs. Our criteria include examining MDP analogs with the greatest commercial and therapeutic potential, the most suitable development and clinical resources, and the broadest intellectual property protection and exploitation opportunities.

We have substantially expanded our preclinical pipeline in the last year. This expanded pipeline greatly strengthens our belief that there are potentially multiple novel therapeutics that can be developed from peptides encoded in the mitochondrial genome.

 CohBar Discovered MDPs and Analogs

Our discovery efforts have resulted in the identification of more than 100 previously unidentified peptides encoded within the mitochondrial genome. Many of these MDPs and their analogs have demonstrated various degrees of biological activity in cell based and/or animal models relevant to a wide range of diseases, such as NASH, obesity, fibrotic diseases including IPF, ARDS, cancer, T2D, cardiovascular and neurodegenerative diseases. Our research efforts have further identified and focused on certain of these MDPs and their analogs that have demonstrated greatest therapeutic potential for treating indications related to those diseases.

CB5138 Analogs for IPF and other Fibrotic Diseases: Our discovery efforts have identified CB5138 Analogs, a family of novel peptides with potential for use as treatments for fibrotic diseases. In co-cultures of human lung cells, CB5138-1 decreased the expression of key fibrosis biomarkers, including alpha smooth muscle actin (αSMA), and collagen types I and III. CB5138-1 also decreased the transformation of healthy lung cells into fibrotic cells after induction by TGF-beta1, resulting in reduced production of the fibrotic components αSMA and pro-collagen I alpha 1. In vivo, CB5138-1 decreased lung fibrosis and inflammation in both the prophylactic mouse model of IPF, initiating treatment with the peptide immediately after fibrosis induction by bleomycin, and in the therapeutic mouse model of IPF, starting peptide treatment one week after induction. In addition, using the more exacting therapeutic model of IPF, two new analogs of CB5138 (CB5138-2 and CB5138-3) significantly reduced lung fibrosis assessed by the Ashcroft Score, reduced inflammation, and decreased fibrosis-related changes in lung weight, collagen deposition in lung tissue, and collagen secretion into lung fluid. In addition, we have demonstrated that a CB5138 Analog has enhanced effects when combined with nintedanib, the leading treatment for Idiopathic Pulmonary Fibrosis (IPF), suggesting potential utility for combination therapy in IPF. In the first quarter of 2021, we identified CB5138-3 as the lead clinical candidate in this program and our goal is to initiate IND-enabling activities with the potential to file an IND in 2022.

CB5064 Analogs for COVID-19 Associated Acute Respiratory Distress Syndrome (ARDS) and ARDS: Our internal discovery efforts have identified CB5064 Analogs, a family of peptides that are agonists of the apelin receptor with potential for use as therapeutics for COVID-19 associated ARDS and ARDS in general. In May 2020, we initiated testing of CB5064 Analogs in preclinical models of ARDS. In the preclinical studies, acute lung injury was induced in mice by administration of lipopolysaccharide (LPS), a bacterial toxin that produces similar symptoms to other causes of ARDS, including fluid accumulation and cytokine secretion. A single dose of CB5064 Analog was administered one hour prior to the LPS exposure, and effects on lung weight and levels of pro-inflammatory cytokines were measured at 4 hours after LPS exposure. Treatment with CB5064 Analogs reduced fluid accumulation in the lungs and a corresponding broad reduction in levels of key pro-inflammatory cytokines secreted into the lung fluid, when compared to treatment with a placebo control. We previously demonstrated the beneficial effects of this novel family of peptides on glucose tolerance, insulin sensitivity, and weight loss in an obese mouse model of T2D, as presented at the American Diabetes Association in 2019. In January 2021, we signed a Non-Clinical Evaluation Agreement (NCEA) with the National Institute of Allergy and Infectious Diseases (NIAID) initiating a collaboration to evaluate the potential of CB5064 Analogs for the treatment of COVID-19 associated Acute Respiratory Distress Syndrome (ARDS). In parallel with the work being conducted by NIAID, we are currently performing the required studies in this program to select a candidate. Based on successful outcomes of those studies and additional funding, we will nominate a clinical candidate followed by initiation of pre-IND work in 2021, with the longer-term goal of initiating a Phase 1 study.

CB5046 Analogs for Cancer and Other Disease Indications: Our internal discovery efforts have identified CB5046 Analogs, a family of novel potent and selective peptide inhibitors of CXCR4, a key chemokine receptor involved in tumor growth, metastasis and avoidance of immune surveillance that is overexpressed in 75% of human tumors. CXCR4 is also involved in localization of healthy stem cells and in certain genetic diseases. We have demonstrated positive effects of one of the CB5046 Analogs when administered in combination with chemotherapy in an animal model of aggressive melanoma. We are screening multiple peptide analogs for in vitro activity and plan to explore the potential for use initially in stem cell mobilization and hematologic cancers.

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

CohBar Licensed MDPs and Analogs

SHLP Analogs: Our founders and their academic collaborators discovered several MDPs encoded within the mitochondrial genome; we refer to these as small humanin-like peptides, or SHLPs. In cancer treatment models in cell culture and in mice, SHLP-6 demonstrated suppression of cancer progression via mechanisms involving both suppression of tumor angiogenesis (blood vessel development) and induction of apoptosis (cancer cell death). There is also in vivo research evidence to suggest that SHLP-2 has protective effects against neuronal toxicity.

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

All of our pipeline peptides, except for CB4211, our first clinical candidate and CB5138-3, our second clinical candidate, are in various stages of research. There is no guarantee that any additional MDP analog will be advanced to clinical development, or that the activity demonstrated in preclinical research models will be shown in human testing.

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

NAFLD and NASH – Non-alcoholic fatty liver disease (NAFLD) is the build-up of extra fat in liver cells that is not due to alcohol consumption and tends to develop in people who are overweight or obese or have diabetes, high cholesterol or high levels of triglycerides. Non-alcoholic steatohepatitis (NASH) is a more severe form of NAFLD characterized by swelling of the liver that eventually may lead to scarring (cirrhosis) and over time to liver cancer or liver failure. NAFLD affects between 30-40% of the U.S. adult population while as many as 12% of U.S. adults may have NASH. Currently, there are no FDA approved treatments for NAFLD/NASH.

Obesity –– Obesity is now recognized as the most prevalent metabolic disease world-wide, reaching epidemic proportions in both developed and developing countries and affecting all age groups.  More than one-third of the U.S. adult population, and over 45% of U.S. age groups between 45 and 75, have obesity.  The prevalence of class III, or morbid, obesity (body mass index ≥40) has increased dramatically in several countries and currently affects approximately 8% of adults in the U.S., with an estimated increase of 130% over the next two decades. It is expected that by 2030 approximately 50% of the U.S. adult population will be obese and one in four will have severe obesity. Obesity is a major risk factor for age-related diseases such as heart disease, stroke, T2D and certain types of cancer.

Fibrotic Diseases – Fibrosis describes the formation of fibrous connective tissue in an organ or tissue as a reparative response to an injury or damage. “Scarring” occurs when fibrosis develops in response to injury. Fibrotic diseases include diseases that result in fibrosis, such as lung or pulmonary fibrosis, liver fibrosis, cardiac fibrosis, skin fibrosis, systemic sclerosis and others.

Acute Respiratory Distress Syndrome - ARDS can be triggered by viral or bacterial pneumonia, sepsis, trauma or other events and represents a major cause of morbidity and mortality. There is a high unmet need for a safe and effective treatment of ARDS due to its high mortality rate and lack of effective drug treatments, affecting three million patients annually. ARDS also prolongs hospital stays and requires convalescence in the hospital and rehabilitation. An effective therapy would reduce time on ventilators and in the ICU, reduce mortality, and improve quality of life.

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

There are no approved therapies for the treatment of NAFLD and NASH, but numerous therapies are in development for NASH. These potential therapies are varied in modality and mechanism of action and may provide significant competition, if approved, for any of our product candidates for which we obtain market approval. Competitive products or therapies for NASH that are in development may become available and provide efficacy, safety, convenience and other benefits that could provide significant competition for any of our product candidates for which we obtain market approval.

If a CohBar MBT is developed and approved for the treatment of patients with obesity, it may compete with products currently approved for obesity, such as Saxenda, Contrave, phentermine (Adipex) and other sympathomimetic amines approved for short term use (a few weeks) such as benzphetamine (Didex), diethyoproprion (Tenuate) and phendimetrazine (Bontril), Xenical and Alli, and Qsymia, as well as several investigational therapies that are currently being studied for the treatment of obesity. The list of investigational therapies, while not exhaustive, includes such potential therapies as CB1-receptor-antagonists, 5-HT receptor agonists, SGLT-2 antagonists, GLP-1 agonists, Adenylate Cyclase 3 activators, GLP1 and GIP co-agonists, GLP1, Glucagon co-agonists and activin II receptor antibodies, plus other centrally acting drugs, triple agonists, other gut hormone derived drugs, amylin mimetics such as davalintide, dual amylin and calcitonin receptor agonists,  peptide YY, leptin analogues such as combination pramlintide-metreleptin, and other products such as the methionine aminopeptidase 2 inhibitors, the lipase inhibitor, cetilistat, the triple monoamine reuptake inhibitor, tesofensine, fibroblast growth factor 21 and anti-obesity vaccines against ghrelin, somatostatin, and adenovirus36.

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

If a CohBar MBT is developed and approved for the treatment of patients with a fibrotic disease, it would compete with all approved therapies for the disease it is approved to treat. Since the specific fibrotic disease that these investigational therapies might be approved to treat is unknown, and approved therapies for fibrotic diseases are often studied in other types of fibrotic disease for which the sponsor may seek approval, they would theoretically compete with any pharmaceutical agent that is approved to treat fibrotic disease. Both new and existing drugs are being studied for the treatment of fibrotic diseases. If these investigational indications were approved, they could also compete with an MBT developed and approved for the treatment of the fibrotic disease.

If a CohBar MBT is developed and approved for treatment of patients with IPF, it would compete with drugs that are approved to treat IPF, including nintedanib (Ofev) and Pirfenidone (Esbriet). In addition, there are several classes of investigational drugs being studied to treat IPF, and if these investigational therapies were approved, they would also compete with an MBT developed and approved for IPF.

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

If a CohBar MBT is developed and approved for treatment of patients with T2DM, it would compete with several classes of drugs for T2DM that are approved to improve glucose control, including sulfonylureas, glinides, PPAR gamma agonists, biguanides including metformin, alpha glucosidase inhibitors, DPP IV inhibitors, GLP1 agonists, SGLT2 inhibitors, bromocriptine and insulin. Insulin sensitizing agents approved to treat T2D are the PPAR gamma agonists pioglitazone and rosiglitazone. Some of the agents approved to treat T2DM are not generic, are oral once-daily pills and are effective in lowering glucose and A1C. Drugs approved for obesity as well as surgical management of obesity and approved and investigational devices used in GI tract may also be used to treat T2D. In addition, there are several investigational drugs being studied to treat T2D, and if these investigational therapies were approved, they would also compete with an MBT developed and approved for T2D.

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

EMPLOYEES AND HUMAN CAPITAL RESOURCES

As of March 25, 2021, we had 12 employees, eleven full-time and one part-time. In addition to our employees, our founders consult directly with our employees and scientific staff from time to time to advance our research programs. Our founders provide advisory services in the areas of peptide research, genetics, aging and age-related diseases, drug discovery, development and commercialization, and other areas relevant to our business. Additionally, from time to time we engage other subject-matter experts on a consulting basis in specific areas of our research and development efforts. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

RESEARCH AND DEVELOPMENT

Research and development activities are central to our business model. Our research programs include activities related to discovery of novel MDPs, investigational research to evaluate the potential therapeutic effects of certain discovered MDPs in research and preclinical studies and engineering novel, improved analogs of certain discovered MDPs with characteristics suitable for further development as potential MBT drug candidates and advancing our identified MBT candidate through clinical studies. Depending on factors of capability, cost, efficiency and intellectual property rights, we conduct our research programs independently at our laboratory facility. We also outsource some research and development activities pursuant to contractual arrangements with CROs or under collaborative arrangements with academic institutions.

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

Our intellectual property and patent strategy is focused on our MDPs, their analogs and our MBT candidates. Our strategy is generally to seek patent protection in the United States and, where applicable, in those international jurisdictions we identify as holding significant potential market opportunity for any drug we may develop and in which patent protection is available. We also rely on trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position. With respect to new biologically active MDPs that we identify within the mitochondrial genome, we typically file provisional patent applications and seek composition of matter and method of treatment patents for our MDPs, their analogs, and prospective MBTs as well as methods of use based on research and preclinical evaluation of therapeutic potential. We intend to file non-provisional patent applications for those MDPs and analogs within our pipeline based on further assessment of their therapeutic and commercial potential, as well as strategic and competitive considerations. We believe that the opportunity to engineer analogs or create combination therapies will afford us the opportunity to strengthen IP protection for our drug development candidates as they advance through our development pipeline and to broaden our IP protection internationally.

As of December 31, 2020, CohBar has filed more than 65 patent applications, including 8 international Patent Cooperation Treaty (PCT) applications, with claims directed to both composition of matter and methods of use of novel proprietary MDP analogs. Our patent applications include filings in the United States, Europe and a number of other foreign countries, with projected expiration dates ranging from 2037 to 2041. Additionally, we are the exclusive worldwide licensee from the Regents of the University of California (the Regents) of twelve issued patents that will expire between 2028 and 2034, along with six pending patent applications. Other licensed intellectual property is described below.

Terms for individual patents extend for varying periods of time generally depending on the date of filing of the patent application and the legal term of patents in the countries in which they are obtained. Generally, patents issued from applications filed in the United States are effective for twenty years from the earliest non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period; however, the restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed fourteen years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also twenty years from the earliest international filing date. In certain instances, extension of patent term due to regulatory approval activities is available in foreign countries.

National and international patent laws concerning peptide therapeutics remain highly unsettled. Policies regarding the patent eligibility or breadth of claims allowed in such patents are currently in flux in the United States and other countries. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries can diminish our ability to protect our inventions and enforce our intellectual property rights. Accordingly, we cannot predict the breadth or enforceability of claims that may be granted in our patents or in third-party patents. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Our ability to maintain and solidify our proprietary position for our drugs and technology will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know whether any of the patent applications that we may file or license from third parties will result in the issuance of any patents. The issued patents that we own, license, or may license or own in the future, may be challenged, invalidated or circumvented, and the rights granted under any issued patents may not provide us with sufficient protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may be able to independently develop and commercialize similar drugs or duplicate our technology, business model or strategy without infringing our patents. Because of the extensive time required for clinical development and regulatory review of a drug we may develop, it is possible that, before any of our drugs can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of any such patent.

Summaries of our owned and licensed patent positions are described below.

CohBar Owned IP

As of December 31, 2020, CohBar has filed more than 65 patent applications, including applications relating to CB4211, CB5138 Analogs and other CohBar-identified MDPs and Analogs.

MOTS-c Analog Patent Coverage

CohBar has filed over 20 U.S. and foreign patent applications, including in Europe and Asia, directed to novel refined analogs of MOTS-c with improved properties, including claims directed to composition of matter and methods of use as well as to formulations containing these peptides. These applications also cover our lead product candidate CB4211. If issued, these patents would expire in 2037 and 2039.

CB5138 Analog Patent Coverage

CohBar has filed an international PCT application covering a CohBar-identified MDP (CB5138) and novel, improved analogs, including claims directed to composition of matter and methods of use, with a projected expiration date of 2040.

Other CohBar Identified MDPs and Analog Coverage

CohBar has also filed more than 45 patent applications that cover additional CohBar-identified MDPs and their novel, improved analogs, including claims directed to composition of matter and methods of use, with expiration dates of 2040 and 2041. A number of these filings relate to our programs and, in particular, MBT programs, including CB5064 analogs, and CB5046 analogs. The applications also include 8 international PCT applications. We intend to file additional non-provisional patent applications for MDPs and analogs within our pipeline based on further assessments of their therapeutic and commercial potential, as well as strategic and competitive considerations.

CohBar Licensed IP

MOTS-c Patent Coverage

We are the exclusive licensee from the Regents to intellectual property rights related to MOTS-c, including two issued U.S. patents corresponding foreign applications and granted foreign patents filed in multiple countries and regions. These issued patents and applications include composition of matter claims directed to MOTS-c and certain analogs of MOTS-c, as well as methods of use claims for MOTS-c or certain analogs of MOTS-c as a treatment for type 1 diabetes, T2D, fatty liver, obesity and cancer. Patents related to these filings have been granted in the United States, Europe, Japan and several other countries.

SHLP-2 and SHLP-6 Patent Coverage

We are the exclusive licensee from the Regents to intellectual property for SHLP-2 and SHLP-6 and their analogs. This intellectual property includes an issued U.S. patent and pending application with a term expiring in 2029.

Humanin and Humanin Analogs Patent Coverage

We are the exclusive licensee from the Regents and the Albert Einstein College of Medicine of Yeshiva University of two U.S. issued patents covering humanin and humanin analogs for treatment of disease which expire in 2028 and 2029.

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

Under the agreement, the license rights granted to us are subject to any rights the U.S. Government may have in such licensed rights due to its sponsorship of research that led to the creation of the licensed rights. The agreement terminates upon the expiration of the last valid claim of the licensed patent rights. We may terminate the agreement at any time by giving the Regents advance written notice. The agreement may be modified or terminated on a product by product basis by the Regents if we materially fail to meet certain diligence requirements and development milestones. The agreement may also be terminated by the Regents in the event of our continuing material breach after notice of such breach and the opportunity to cure. In October 2020, the Regents accepted our payment for an additional year of license maintenance.

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

Holders of an approved NDA are required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with certain requirements concerning advertising and promotional labeling for their products. Moreover, quality control and manufacturing procedures must continue to conform to current good manufacturing practices (“cGMP”) after approval, and the FDA periodically inspects manufacturing facilities to assess cGMP compliance. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. We expect to continue to rely upon third-party manufacturers to produce commercial supplies of any products which are approved for marketing. We cannot be sure that those manufacturers will remain in compliance with applicable regulations, or that future FDA inspections will not identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business.  In response to the global COVID-19 pandemic, we have modified our business practices by restricting nonessential travel, implementing a partial work from home policy for our employees and instituting new safety protocols for our lab to enable essential on-site work to continue. We continue to monitor the impact of COVID-19 on ongoing activities at our external research and development partner sites.

Timely enrollment in our clinical trials is dependent upon global clinical trial sites, which may be adversely affected by global health matters, such as pandemics. We are currently conducting a clinical trial for our lead product candidate in the United States, which is currently, and may continue to be, affected by COVID-19. For example, enrollment for our CB4211 Phase 1b study was delayed due to suspension of study activities at some of our clinical sites. Although enrollment resumed, we have experienced delays and withdrawals in enrollment due to COVID-19. These and any additional delays in our CB4211 Phase 1b study could increase our development costs, delay or prevent the availability of topline data expected to be available from the trial, delay our product development and regulatory submission process, result in the termination of the trial or make it difficult to raise additional capital.

As a result of the COVID-19 outbreak, or similar pandemics, we may experience disruptions that could severely impact our business, clinical trials and preclinical studies, including:

●	delays or difficulties in enrolling patients in our clinical trials;

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

●	delays or disruptions in non-clinical experiments and investigational new drug application-enabling good laboratory practice standard toxicology studies due to unforeseen circumstances in the supply chain;

●	increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, being forced to quarantine or not accepting home health visits;

●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;

●	interruption or delays in the operations of the U.S. Food and Drug Administration (“FDA”) and comparable foreign regulatory agencies, which may impact approval timelines;

●	limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or mass transit disruptions;

●	disruptions in the supply chain and the manufacture or shipment of both drug substance and finished drug product for our product candidates for preclinical testing and clinical trials

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

The extent to which the pandemic may impact our business, clinical trials and preclinical studies will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the impact of vaccinations, travel restrictions and actions to contain the virus or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

We are an early-stage company. Our operations to date have been limited to organizing and staffing our Company, business planning, raising capital, identifying MDPs for further research, developing our intellectual property portfolio, performing research on identified MDPs and advancing our lead MBT candidate into and through clinical studies. We have not generated any revenues to date. All of our MBTs are in the concept, research or early clinical stages. Moreover, we cannot be certain that our research and development efforts will be successful or, if successful, that our MBTs will ever be approved by the FDA. Typically, it takes 10-12 years to develop one new medicine from the time it is discovered to when it is available for treating patients, and longer timeframes are not uncommon. Even if approved, our products may not generate commercial revenues. We have no relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of potential drug candidates either in research, preclinical testing or in clinical trials, and failure to establish business relationships and competitive advantages against other companies. If we fail to become profitable, we may be forced to suspend or cease operations.

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

Risks Related to Discovery, Development and Commercialization

If our current and any future clinical trials are delayed, suspended or terminated, we may be unable to develop our product candidates on a timely basis, which would adversely affect our ability to obtain regulatory approvals, increase our development costs and delay or prevent commercialization of any approved products.

We cannot predict whether we will encounter problems with our ongoing, planned or any future clinical trials that will cause regulatory agencies, institutional review boards, or us to suspend or delay a trial. For example, in November 2018, the Company announced the temporary suspension of the Phase 1 clinical trial for CB4211, our lead MBT candidate, in order to address injection site reactions, and we resumed the trial in June 2019. In November 2019, we announced the completion of the Phase 1a portion of the clinical trial and the commencement of the recruiting phase of the final Phase 1b stage of the study. However, in March 2020, we announced a delay in the completion of our Phase 1b study for NASH and obesity. The delays were caused by a pause by some of our clinical research organization partners in all of their activities related to the study in response to developments relating to the COVID-19 pandemic. We announced the resumption of our Phase 1b study in July 2020. In response to a routine annual development safety update report (the “DSUR”) we submitted to the FDA on August 6, 2020, the FDA requested additional details regarding injection site reaction safety data presented in the DSUR. The additional information was provided to the FDA. FDA’s review of such information could result in the delay or suspension of our Phase 1b study to address any concerns. Clinical trials and clinical data collection protocols can be delayed for a variety of reasons, including:

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

Third-party manufacturers may not be able to comply with current good manufacturing practices, regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in us being subject to sanctions, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or medicines, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business and results of operations.

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

We are subject to various domestic and international privacy and security regulations. The confidentiality, collection, use and disclosure of personal data, including clinical trial patient-specific information, are subject to governmental regulation generally in the country that the personal data were collected or used. In the United States, we are subject, or expect to be subject, to various state and federal privacy and data security regulations, including but not limited to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009. HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common health care transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. In the EU, personal data includes any information that relates to an identified or identifiable natural person with health information carrying additional obligations, including obtaining the explicit consent from the individual for collection, use or disclosure of the information. In addition, the protection of and cross-border transfers of such data out of the EU has become more stringent with the EU’s General Data Protection Regulation which came into effect in May 2018. Furthermore, the legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues. The United States and the EU and its member states continue to issue new privacy and data protection rules and regulations that relate to personal data and health information. Compliance with these laws may be time consuming, difficult and costly. If we fail to comply with applicable laws, regulations or duties relating to the use, privacy or security of personal data, we could be subject to the imposition of significant civil and criminal penalties, be forced to alter our business practices and suffer reputational harm.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures and that we furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we are not an accelerated filer or large accelerated filer, we intend to take advantage of the exemption permitting us not to comply with the independent registered public accounting firm attestation requirement.

Our compliance with Section 404 will require us to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on The Nasdaq Capital Market (“Nasdaq”).

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

As of December 31, 2020, our executive officers and directors own, as a group, approximately 22% of the outstanding shares of our common stock. Additionally, our executive officers and directors own, as a group, options and warrants exercisable for approximately 10% of our outstanding common stock, assuming exercise of such options and warrants. As a result, our management could exert significant influence over matters requiring stockholder approval, including the election of our board of directors, the approval of mergers and other extraordinary transactions, as well as the terms of any of these transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could in turn have an adverse effect on the fair market value of our Company and our common stock. These actions may be taken even if they are opposed by our other stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are a party to a lease agreement for laboratory space leased on a month-to month basis that is part of a shared facility in Menlo Park, California. In September 2020, we renewed our lease for office space in Fairfield, New Jersey for an additional year at the same annual cost of $13,080 per annum.

Rent expense amounted to $403,449 and $350,979 for the years ended December 31, 2020 and 2019, respectively.

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

Holders of Common Stock

As of March 25, 2021, there were 61,788,325, shares of our common stock outstanding held by approximately 44 holders of record and approximately 8,319 beneficial shareholders.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 for Equity Compensation Plan Information.

Recent Sales of Unregistered Securities

During the year ended December 31, 2020, we completed a private offering (the “Private Offering”) with certain promissory note holders converting outstanding amounts due under our 8% Unsecured Promissory Notes (the “Notes”) due in 2021 and 2022. We converted Notes totaling an aggregate of $3,847,018 in principal and interest and issued 3,154,115 units at a price of $1.22 per unit. Each unit consists of one share of the Company’s common stock and one warrant to purchase 0.75 of one share of the Company’s common stock at an exercise price of $1.44 per share. Each warrant can be exercised at any time on or after June 18, 2021 and on or prior to June 18, 2026.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a clinical stage biotechnology company and a leader in the research and development of mitochondria based therapeutics (MBTs), an emerging class of drugs with the potential to treat a wide range of chronic and age-related diseases, including non-alcoholic steatohepatitis (NASH), obesity, fibrotic diseases including IPF, acute respiratory distress syndrome (ARDS) including COVID-19 associated ARDS, cancer, type 2 diabetes mellitus (T2D), and cardiovascular and neurodegenerative diseases. Our portfolio of programs has substantially expanded from two to five programs in the last year. This expanded pipeline greatly strengthens our belief that there are multiple therapeutic peptides that can be realized from the mitochondrial genome.

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

Our efforts have resulted in the identification of more than 100 previously unidentified peptides encoded within the mitochondrial genome and generated over 1,000 analogs. Many of these MDPs and their analogs have demonstrated various degrees of biological activity in cell based and/or animal models relevant to a wide range of diseases, such as NASH, obesity, fibrotic diseases, ARDS, cancer, and other diseases.

Clinical Program: Our first clinical candidate, CB4211, is a potential treatment for NASH and obesity. It is a novel peptide initially developed from a MOTS-c MDP. In July 2018, we initiated a Phase 1a/1b clinical study of CB4211. In November 2019, the double-blind, placebo-controlled Phase 1a stage was completed and the blinded safety and tolerability data supported advancement to the Phase 1b stage of the study. The study was designed to initially assess the safety, tolerability and pharmacokinetics of CB4211 following single and multiple-ascending doses in healthy subjects. In November 2019, we initiated recruitment for the Phase 1b stage which is designed to assess the safety, tolerability and activity of CB4211 in obese subjects with non-alcoholic fatty liver disease (NAFLD). Assessments will include changes in liver fat assessed by MRI-PDFF, body weight and biomarkers relevant to NASH and obesity. On March 30, 2020, we announced a delay in the completion of our Phase 1b study due to the COVID-19 pandemic. The delay was a result of a pause by some of our clinical research organization partners in all of their activities related to the study in response to COVID-19. On July 7, 2020, we announced the resumption of our Phase 1b study. In March 2021, we completed the enrollment for the Phase 1b clinical trial. While topline data is expected at the end of the second quarter of 2021, it is dependent upon a number of factors such as the last patient visit, and therefore, we cannot predict with certainty when such data will be available. Based on positive clinical results and additional funding from potential partnerships and general fundraising, we plan to initiate preparations for a Phase 2 study of CB4211 in 2021 and initiate a Phase 2 study in 2022.

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

●	CB5138 Analogs for IPF and other Fibrotic Diseases: Our discovery efforts have identified CB5138 Analogs, a family of novel peptides with potential for use as treatments for fibrotic diseases. In co-cultures of human lung cells, CB5138-1 decreased the expression of key fibrosis biomarkers, including alpha smooth muscle actin (αSMA), and collagen types I and III. CB5138-1 also decreased the transformation of healthy lung cells into fibrotic cells after induction by TGF-beta1, resulting in reduced production of the fibrotic components αSMA and pro-collagen I alpha 1. In vivo, CB5138-1 decreased lung fibrosis and inflammation in both the prophylactic mouse model of IPF, initiating treatment with the peptide immediately after fibrosis induction by bleomycin, and in the therapeutic mouse model of IPF, starting peptide treatment one week after induction. In addition, using the more exacting therapeutic model of IPF, two new analogs of CB5138 (CB5138-2 and CB5138-3) significantly reduced lung fibrosis assessed by the Ashcroft Score, reduced inflammation, and decreased fibrosis-related changes in lung weight, collagen deposition in lung tissue, and collagen secretion into lung fluid. In addition, we have demonstrated that a CB5138 Analog has enhanced effects when combined with nintedanib, the leading treatment for IPF, suggesting potential utility for combination therapy in IPF. In the first quarter of 2021, we identified CB5138-3 as the lead clinical candidate in this program and our goal is to initiate IND-enabling activities with the potential to file an IND in 2022.

●	CB5064 Analogs for ARDS, including COVID-19 Associated ARDS: Our internal discovery efforts have identified CB5064 Analogs, a family of peptides that are agonists of the apelin receptor with potential for use as therapeutics for COVID-19 associated ARDS and ARDS in general. In May 2020, we initiated testing of CB5064 Analogs in preclinical models of ARDS. In the preclinical studies, acute lung injury was induced in mice by administration of lipopolysaccharide (LPS), a bacterial toxin that produces similar symptoms to other causes of ARDS, including fluid accumulation and cytokine secretion. A single dose of CB5064 Analog was administered one hour prior to the LPS exposure and effects on lung weight and levels of pro-inflammatory cytokines were measured at 4 hours after LPS exposure. Treatment with CB5064 Analogs reduced fluid accumulation in the lungs and a corresponding broad reduction in levels of key pro-inflammatory cytokines secreted into the lung fluid, when compared to treatment with a placebo control. We previously demonstrated the beneficial effects of this novel family of peptides on glucose tolerance, insulin sensitivity and weight loss in an obese mouse model of T2D, as presented at the American Diabetes Association in 2019. In January 2021, we signed a Non-Clinical Evaluation Agreement (NCEA) with the National Institute of Allergy and Infectious Diseases (NIAID) initiating a collaboration to evaluate the potential of CB5064 Analogs for the treatment of COVID-19 associated ARDS. In parallel with the work being conducted by NIAID, we are currently performing the required studies in this program to select a candidate. Based on successful outcomes of those studies and additional funding, we will nominate a clinical candidate followed by initiation of pre-IND work in 2021, with the longer-term goal of initiating a Phase 1 study.

●	CB5046 Analogs for Cancer and Other Disease Indications: Our internal discovery efforts have identified CB5046 Analogs, a family of novel potent and selective peptide inhibitors of CXCR4, a key chemokine receptor involved in tumor growth, metastasis and avoidance of immune surveillance that is overexpressed in 75% of human tumors. CXCR4 is also involved in localization of healthy stem cells and in certain genetic diseases. We have demonstrated positive effects of one of the CB5046 Analogs when administered in combination with chemotherapy in an animal model of aggressive melanoma. We are screening multiple peptide analogs for in vitro activity and plan to explore the potential for use initially in stem cell mobilization and hematologic cancers.

●	MBT3 Analogs for Cancer Immunotherapy: Our discovery efforts identified a novel peptide family, MBT3 Analogs. We have demonstrated the enhanced killing of cancer cells by human immune cells in the presence of an MBT3 Analog, and plan to further explore the therapeutic potential of this analog family for treatment of cancer, subject to resource availability and the requirements of our more-advanced programs.

We have financed our operations primarily with proceeds from sales of our equity securities, including our initial public offering, private placements of our securities, a debt offering, public sales of our securities and the exercise of outstanding warrants and stock options. Since our inception through December 31, 2020, our operations have been funded with an aggregate of approximately $76.5 million from the sale and issuance of equity instruments and debt.

Since inception, we have incurred significant operating losses. Our net losses were $16.3 million and $13.0 million for the years ended December 31, 2020 and 2019, respectively. We incurred $5.2 million and $3.2 million in non-cash expenses during the years ended December 31, 2020 and 2019, respectively. Our net losses excluding non-cash expenses were $11.1 million and $9.9 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $69.3 million. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. Although we anticipate incurring increasing expenses as we advance CB4211 through the clinic and as we conduct preclinical development of our other research peptides, the extent of that increase is uncertain at this time and subject to change due to the ongoing COVID-19 pandemic and other factors.

Impacts of the COVID-19 Pandemic

The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration of the outbreak, impact on our preclinical and clinical studies including patient enrollment and retention, employee or industry events, and effect on our suppliers, service providers and manufacturers, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects are prevalent in the locations where we, our CROs, suppliers or third-party business partners conduct business and, as a result, we may experience more pronounced disruptions in our operations, liquidity, supply chain, facilities, and clinical trials. With respect to our clinical trials, we have experienced delays due to our clinical sites closing down during the pandemic, we have experienced delays in enrollment due to those closures and weather-related events in the state where our clinical sites are located. We may in the future experience more significant delays in enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may experience impact from restrictions on travel and in-person meetings, delays in site activations and enrollment of clinical trials, prioritization of hospital resources toward pandemic effort, delays in review by the FDA and comparable foreign regulatory agencies, and disruptions in our supply chain for our product candidates. As of the filing date of this Form 10-K, the extent to which the COVID-19 pandemic may impact our financial condition, results of operations or guidance is uncertain. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See the section titled “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our product candidates, which include:

●	employee-related expenses including salaries, benefits and stock-based compensation expense;

●	expenses incurred under agreements with third parties, including contract research organizations (CROs) that conduct research and development and preclinical activities on our behalf and the cost of consultants;

●	the cost of laboratory equipment, supplies and manufacturing MBT test materials; and

●	depreciation and other personnel-related costs associated with research and product development.

We record all research and development expenses as incurred. We expect our research and development expenses to increase in the year ending December 31, 2021 compared to the year ended December 31, 2020, as we incur additional costs related to our clinical activities and for discovery, evaluation and optimization of other MDPs as potential MBT drug candidates.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. Other significant costs include legal fees relating to patent and corporate matters and fees for accounting and consulting services and directors’ and officers’ insurance. We anticipate that our general and administrative expenses will increase in the year ending December 31, 2021 as we plan to expand our business.

Results of Operations

The following tables set forth our results of operations for the periods presented. The year-to-year comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	For The Years Ended December 31,		Change
	2020	2019	$	%
Operating expenses:
Research and development	$6,937,610	$6,631,928	$305,682	5%
General and administrative	6,261,905	5,951,106	310,799	5%
Total operating expenses	$13,199,515	$12,583,034	$616,481	5%

Comparison of Fiscal Years Ended December 31, 2020 and 2019

Operating Expenses

Research and development expenses were $6.9 million in the year ended December 31, 2020 compared to $6.6 million in the prior year, a $0.3 million increase, or 5%. The increase in research and development expenses in the year ended December 31, 2020, was primarily due to an increase in clinical costs of $0.9 million related to the timing of those expenses. This increase was partially offset by a decrease of $0.3 million in stock-based compensation as prior year grants became fully expensed during the current year period and a $0.2 million decrease in lab supply purchases related to the slow down experienced during the current year period from the COVID-19 pandemic.

General and administrative expenses were $6.3 million in the year ended December 31, 2020 compared to $6.0 million in the prior year, a $0.3 million increase, or 5%. The increase in general and administrative expenses was due to a $0.2 million increase in insurance costs related to higher D&O premiums and $0.1 million in legal fees related to an increase in compliance related matters during the current year period.

Liquidity and Capital Resources

As of December 31, 2020, we had $21.0 million in cash, cash equivalents and investments. As of December 31, 2019, we had $12.6 million in cash and cash equivalents. We maintain our cash in a checking and a savings account on deposit with a banking institution in the United States. Our cash equivalent balance as of December 31, 2020 and 2019 included $0 and $9.5 million, respectively, of U.S. Treasury Bills that had maturity dates of less than three months at the date of purchase. As of December 31, 2020, we had working capital and stockholders’ equity of $18.4 million and $18.5 million, respectively, and incurred a net loss of $16.3 million for the year ended December 31, 2020. As of December 31, 2019, we had working capital and stockholders’ equity of $10.9 million and $8.1 million, respectively, and incurred a net loss of $13.0 million.

On May 27, 2020, we entered into an At-the-Market Offering Sales Agreement (“ATM”) with Virtu Americas, LLC, as sales agent, pursuant to which we may sell shares of common stock with an aggregate offering price of up to $20,000,000. As of December 31, 2020, we had sold 2,350,067 shares of our common stock under the ATM program for proceeds of $4,308,352, net of commissions and professional fees of $214,456.

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

As reflected in the financial statements, we had an accumulated deficit as of December 31, 2020 and 2019, as well as recurring losses and negative cash flows from operating activities from inception. These factors raise substantial doubt about our ability to continue as a going concern for at least one year from the issuance of these financial statements. However, based on current budget assumptions, projected cash burn, the cash and investments on hand as of December 31, 2020 and funding of approximately $1 million received from equity exercises subsequent to December 31, 2020, we believe that we have sufficient capital to meet our operating expenses and obligations for the next twelve months from the date of this filing. However, if unanticipated difficulties or circumstances arise, we may require additional capital sooner to support our operations. If we are unable to raise additional capital whenever necessary, we may be forced to decelerate or curtail our research and development activities and/or other operations until such time as additional capital becomes available. Such limitation of our activities would allow us to slow our rate of spending and extend our use of cash until additional capital is raised. There can be no assurance that such a plan would be successful. There is no assurance that additional financing will be available when needed or that we will be able to obtain such financing on reasonable terms.

Cash Flows from Operating Activities

Net cash used in operating activities for the years ended December 31, 2020 and 2019 was $9.8 million and $10.1 million, respectively. Cash used in operations for the year ended December 31, 2020 was primarily due to our net loss of $16.3 million, which was partially offset by non-cash items of stock based-compensation, depreciation and amortization of the debt discount totaling $5.2 million. Cash used in operations for the year ended December 31, 2019 was primarily due to our net loss of $13.0 million, which was partially offset by non-cash items of stock based-compensation, depreciation and amortization of the debt discount totaling $3.2 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2020 was $18.2 million and net cash provided by investing activities for the year ended December 31, 2019 was $16.3 million. The cash used in investing activities was due to the timing of the purchases of our investments in certificates of deposit and treasury bills as compared to the timing of the maturities of those investments. The cash provided by investing activities was due to the timing of the purchases of our investments in certificates of deposit and treasury bills as compared to the timing of the maturities of those investments and the purchases of property and equipment we made during year ended December 31, 2019.

Cash Flows from Financing Activities

Net cash provided by financing activities for the years ended December 31, 2020 and 2019 was $18.3 million and $0.6 million, respectively. Cash provided by financing activities in the year ended December 31, 2020 was due to net proceeds of $13,655,531 and $4,308,352received from our underwritten public and At-the-Market offering, respectively, and the exercise of stock options and warrants. Cash provided by financing activities in the year ended December 31, 2019 was due to proceeds from the exercise of warrants and stock options totaling $0.6 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Operating Leases

We are a party to a lease agreement for laboratory space leased on a month-to month basis that is part of a shared facility in Menlo Park, California. In September 2020, we renewed our lease for office space in Fairfield, New Jersey for an additional year at the same annual cost of $13,080 per annum.

Rent expense amounted to $403,449 and $350,979 for the years ended December 31, 2020 and 2019, respectively.

Recent Accounting Pronouncements

See Note 3 “Summary of Significant Account Policies – Recent Accounting Pronouncements” to our Financial Statements for the year ended December 31, 2020, for a summary of the relevant recent accounting pronouncements.

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

See Note 3 “Summary of Significant Account Policies – Share-Based Payment” to our Financial Statements for the years ended December 31, 2020 and 2019 regarding the specific assumptions used with respect to stock-based compensation for the periods presented.

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

The benefit of tax positions taken or expected to be taken in income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained. We have evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2020 and 2019. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CohBar, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CohBar, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical Audit Matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2014

New York, NY
March 30, 2021

CohBar, Inc.

Balance Sheets

	As of
	December 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$2,894,575	$12,563,853
Investments	18,120,266	-
Prepaid expenses and other current assets	413,692	361,311
Total current assets	21,428,533	12,925,164
Property and equipment, net	394,004	523,677
Intangible assets, net	18,075	19,154
Other assets	67,403	64,242
Total assets	$21,908,015	$13,532,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$727,599	$444,776
Accrued liabilities	1,141,741	916,692
Accrued payroll and other compensation	853,335	677,755
Note payable, net of debt discount and offering costs of $15,656 and $0 as of December 31, 2020 and 2019, respectively	349,344	-
Total current liabilities	3,072,019	2,039,223
Notes payable, net of debt discount and offering costs of $26,159 and $546,312 as of December 31, 2020 and 2019, respectively	348,841	3,356,188
Total liabilities	3,420,860	5,395,411

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized 5,000,000 shares; No shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.001 par value, Authorized 180,000,000 shares; Issued and outstanding 61,117,524 shares as of December 31, 2020 and 43,069,418 as of December 31, 2019	61,118	43,069
Additional paid-in capital	87,684,323	61,087,082
Accumulated deficit	(69,258,286)	(52,993,325)
Total stockholders’ equity	18,487,155	8,136,826
Total liabilities and stockholders’ equity	$21,908,015	$13,532,237

The accompanying notes are an integral part of these financial statements

CohBar, Inc.

Condensed Statements of Operations

	For The Years Ended December 31,
	2020	2019

Revenues	$-	$-

Operating expenses:
Research and development	6,937,610	6,631,928
General and administrative	6,261,905	5,951,106
Total operating expenses	13,199,515	12,583,034
Operating loss	(13,199,515)	(12,583,034)

Other income (expense):
Interest income	41,149	290,313
Interest expense	(311,410)	(312,200)
Equity modification expense	(2,290,688)	-
Amortization of debt discount and offering costs	(504,497)	(439,851)
Total other expense	(3,065,446)	(461,738)
Net loss	$(16,264,961)	$(13,044,772)
Basic and diluted net loss per share	$(0.33)	$(0.30)
Weighted average common shares outstanding - basic and diluted	48,814,353	42,816,616

The accompanying notes are an integral part of these financial statements

CohBar, Inc.

Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2020 and 2019

					Total
	Common Stock			Accumulated	Stockholders’
	Number	Amount	APIC	Deficit	Equity
Balance, December 31, 2018	42,578,208	$42,578	$57,868,593	$(39,948,553)	$17,962,618
Stock based compensation	-	-	2,609,370	-	2,609,370
Exercise of employee stock options	441,210	441	551,669	-	552,110
Exercise of warrants	50,000	50	57,450	-	57,500
Net loss	-	-	-	(13,044,772)	(13,044,772)
Balance, December 31, 2019	43,069,418	$43,069	$61,087,082	$(52,993,325)	$8,136,826
Stock based compensation	-	-	2,216,316	-	2,216,316
Equity modification expense	-	-	2,290,688	-	2,290,688
Exercise of employee stock options	223,924	224	252,161	-	252,385
Exercise of warrants	20,000	20	44,980	-	45,000
Sale of common stock in ATM, net	2,350,067	2,350	4,306,002	-	4,308,352
Sale of common stock in CMPO, net	12,300,000	12,300	13,643,231	-	13,655,531
Issuance of equity to convert debt	3,154,115	3,155	3,843,863	-	3,847,018
Net loss	-	-	-	(16,264,961)	(16,264,961)
Balance, December 31, 2020	61,117,524	61,118	87,684,323	(69,258,286)	18,487,155

The accompanying notes are an integral part of these financial statements

CohBar, Inc.

Statements of Cash Flows

	For The Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(16,264,961)	$(13,044,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	156,664	147,687
Stock-based compensation	2,216,316	2,609,370
Equity modification expense	2,290,688	-
Amortization of debt discount	463,781	420,341
Amortization of debt issuance costs	40,716	19,510
Discount on investments	2,734	(34,574)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(52,381)	(100,681)
Accounts payable	282,823	(697,959)
Accrued liabilities	909,567	564,879
Accrued payroll and other compensation	175,580	10,094
Net cash used in operating activities	(9,778,473)	(10,106,105)

Cash flows from investing activities:
Purchases of property and equipment	(25,912)	(149,545)
Payment for security deposit	(3,161)	(7,449)
Purchases of investments	(25,417,000)	(40,348,000)
Proceeds from redemptions of investments	7,294,000	56,843,000
Net cash (used in) provided by investing activities	(18,152,073)	16,338,006

Cash flows from financing activities:
Proceeds from public offering, net	13,655,531	-
Proceeds from the At-the-Market Offering, net	4,308,352	-
Proceeds from exercise of warrants	45,000	57,500
Proceeds from exercise of employee stock options	252,385	552,110
Net cash provided by financing activities	18,261,268	609,610

Net (decrease) increase in cash and cash equivalents	(9,669,278)	6,841,511
Cash and cash equivalents at beginning of period	12,563,853	5,722,342
Cash and cash equivalents at end of period	$2,894,575	$12,563,853

Non-cash financing activities:
Conversion of Promissory Notes to Common Stock	$3,847,018	$-

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,300	$1,300

The accompanying notes are an integral part of these financial statements

CohBar, Inc.

Notes to Financial Statements

Note 1 - Business Organization and Nature of Operations

CohBar, Inc. (“CohBar,” “its” or the “Company”) is a clinical stage biotechnology company focused on the research and development of mitochondria based therapeutics (“MBTs”), an emerging class of drugs for the treatment of chronic and age-related diseases including nonalcoholic steatohepatitis (“NASH”), obesity, cancer, fibrotic diseases such as idiopathic pulmonary fibrosis, acute respiratory distress syndrome (‘ARDS’) including COVID-19 associated ARDS, type 2 diabetes mellitus and cardiovascular and neurodegenerative diseases.

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

The Company is monitoring the COVID-19 pandemic, which continues to rapidly evolve, and has taken steps to mitigate the potential impacts on its business. The extent to which the pandemic may impact the Company’s business, preclinical studies and its clinical trial will depend on future developments, which are highly uncertain and cannot be predicted with confidence. The Company has modified its business practices by restricting nonessential travel, implementing a partial work from home policy for its employees and instituting new safety protocols for its lab to enable essential on-site work to continue. The Company expects to continue to take actions that are in the best interests of its employees and business partners. Due to the uncertainty surrounding the pandemic, the Company’s visibility into the duration of these actions is limited.

Note 2 – Liquidity and Management’s Plans

As of December 31, 2020, the Company had a cash and cash equivalents balance of $2,894,575 and working capital and stockholders’ equity of $18,356,514 and $18,487,155, respectively. During the year ended December 31, 2020, the Company incurred a net loss of $16,264,961. As reflected in the financial statements, the Company had an accumulated deficit as of December 31, 2020 and 2019, as well as recurring losses and negative cash flows from operating activities from inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements. However, based on current budget assumptions, projected cash burn, the cash and investments on hand as of December 31, 2020 and funding of approximately $1 million received from equity exercises subsequent to December 31, 2020, the Company believes that it has sufficient capital to meet its operating expenses and obligations for the next twelve months from the date of this filing. However, if unanticipated difficulties or circumstances arise, the Company may require additional capital sooner to support its operations. If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail its research and development activities and/or other operations until such time as additional capital becomes available. Such limitation of the Company’s activities would allow it to slow its rate of spending and extend its use of cash until additional capital is raised. There can be no assurance that such a plan would be successful. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain such financing on reasonable terms.

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

Investments

Investments as of December 2020 and 2019 consist of U.S. Treasury Bills, which are classified as held-to-maturity, and Certificates of Deposit totaling $18,120,266 and $0, respectively. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. All of the Company’s U.S. Treasury Bills mature within the subsequent twelve months from the date of purchase. Unrealized gains and losses were de minimus. As of December 31, 2020, the carrying value of the Company’s U.S. Treasury Bills approximates their fair value due to their short-term maturities.

Capitalization of Patent Costs

 The Company capitalizes the costs of its patents which consists of legal and filing fees related to the prosecution of patent filings. The patents will be amortized using the straight-line method over the estimated remaining lives of the patents which is 20 years from the initial filing of the patent.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2020, the Company did not have any cash equivalents. As of December 31, 2019, the Company invested $9,505,777 in Treasury Bills that are considered cash equivalents due to their maturity date being less than three months from the date of purchase.

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

Common Stock Purchase Warrants

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provides the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets, liabilities and equity is required. The Company’s free-standing derivatives consist of warrants to purchase common stock that were issued in connection with its notes payable and private offering. The Company evaluated these warrants to assess their proper classification using the applicable criteria enumerated under U.S. GAAP and determined that the common stock purchase warrants meet the criteria for equity classification in the accompanying balance sheets as of December 31, 2020 and 2019.

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

The benefit of tax positions taken or expected to be taken in income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2020 and 2019. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized during the years ended December 31, 2020 and 2019.

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

CohBar, Inc.

Notes to Financial Statements

Note 3 - Summary of Significant Accounting Policies (continued)

The weighted-average Black-Scholes assumptions are as follows:

	For the Years Ended December 31,
	2020	2019
Expected life	6 years	6 years
Risk free interest rate	0.85%	2.18%
Expected volatility	97%	77%
Expected dividend yield	0%	0%

As of December 31, 2020, total unrecognized stock compensation expense was $2,538,211, which will be recognized as those options vest over a period of approximately four years. The amount of future stock option compensation expense could be affected by any future option grants or by any option holders leaving the Company before their grants are fully vested.

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

	As of December 31,
	2020	2019
Options	7,469,891	7,632,358
Warrants	19,372,818	4,907,223
Totals	26,842,709	12,539,581

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements.

CohBar, Inc.

Notes to Financial Statements

Note 4 - Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2020	2019
Lab equipment	$860,433	$839,802
Computer and equipment	65,665	60,384
Total property and equipment	$926,098	$900,186
Less: accumulated depreciation	(532,094)	(376,509)
Total property and equipment, net	$394,004	$523,677

Depreciation expense related to property and equipment for the years ended December 31, 2020 and 2019 was $155,585 and $147,441, respectively. During the year ended December 31, 2019, the Company wrote off fully depreciated assets and adjusted the carrying value of the assets and accumulated depreciation by $833, respectively.

Note 5 – Intangible Assets

Intangible assets consist of the following:

	As of December 31,
	2020	2019
Intangible assets: patents	$21,604	$21,604
Less: amortization	(3,529)	(2,450)
Total intangible assets, net	$18,075	$19,154

Amortization expense for each of the years ended December 31, 2020 and 2019 was $1,079.

The Company will recognize intangible amortization expense of $1,079 in each of the next five years. Thereafter, amortization expense will total $12,680.

Note 6 – Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31,
	2020	2019
Lab services & supplies	$917,194	$131,176
Professional fees	44,171	61,662
Interest	162,731	544,199
Other	17,645	179,655
Total accrued liabilities	$1,141,741	$916,692

CohBar, Inc.

Notes to Financial Statements

Note 7 - Notes Payable

During the year ended December 31, 2020, the Company completed a private offering (the “Private Offering”) with certain promissory note holders converting outstanding amounts due under its 8% Unsecured Promissory Notes (the “Notes”) due in 2021 and 2022. The Company converted the Notes in the Private Offering totaling an aggregate of $3,847,018 in principal and interest and issued 3,154,115 units at a price of $1.22 per unit. Two officers of the Company participated in the private offering converting an aggregate of approximately $131,000 into 107,000 units. Each unit consists of one share of the Company’s common stock and one warrant to purchase 0.75 of one share of the Company’s common stock at an exercise price of $1.44 per share. Each warrant can be exercised at any time on or after June 18, 2021 and on or prior to June 18, 2026. As of December 31, 2020, the aggregate principal balance of the promissory notes totaling $740,000 remains outstanding. Of such amount, $365,000 in aggregate principal amount is due and payable 2021 and $375,000 in aggregate principal amount is due and payable in 2022.

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

Licensing Agreements

The Company is a party to an Exclusive License Agreement (the “2011 Exclusive Agreement”) with the Regents of the University of California (“the Regents” or “Licensors”) which remains in effect for the life of the last-to-expire patent or last to be abandoned patent application, whichever is later. The Company agreed to pay the Licensors specified development milestone payments aggregating up to $765,000 for the first product sold under the license. Milestone payments for additional products developed and sold under the license are reduced by 50%. The Company is also required to pay annual maintenance fees to the Licensors. Aggregate maintenance fees for the first five years following execution of the agreement were $80,000. Thereafter, the Company is required to pay maintenance fees of $50,000 annually until the first sale of a licensed product. In addition, for the duration of the 2011 Exclusive Agreement, the Company is required to pay the Licensors royalties equal to 2% of its worldwide net sales of drugs, therapies or other products developed from claims covered by the licensed patents, subject to a minimum royalty payment of $75,000 annually, beginning after the first commercial sale of a licensed product. The Company is required to pay royalties ranging from 8% of worldwide sublicense sales of covered products (if the sublicense is entered after commencement of Phase II clinical trials) to 12% of worldwide sublicense sales (if the sublicense is entered prior to commencement of Phase I clinical trials). The agreement also requires the Company to meet certain diligence and development milestones, including filing of an Investigational New Drug (“IND”) Application for a product covered by the agreement on or before the seventh anniversary of the agreement date. In October 2020, the Regents accepted the Company’s payment for an additional year of license maintenance. Through December 31, 2020, no royalties have been incurred under the agreement. All maintenance fees due and payable have been paid.

CohBar, Inc.

Notes to Financial Statements

Note 8 - Commitments and Contingencies (continued)

The Company is also a party to an Exclusive License Agreement (the “2013 Exclusive Agreement”) with the Regents whereby the Regents granted to the Company an exclusive license for the use of certain other patents. The 2013 Exclusive Agreement remains in effect for the life of the last-to-expire patent or last to be abandoned patent application, whichever is later. The Company paid the Regents an initial license issue fee of $10,000 for these other patents, which was charged to General and Administrative expense, as incurred. The Company is also required to pay annual maintenance fees to the Licensors. Aggregate maintenance fees for the first three years following execution of the agreement were $7,500. Thereafter, the Company is required to pay maintenance fees of $5,000 annually until the first sale of a licensed product. The Company agreed to pay the Regents specified development milestone payments aggregating up to $765,000 for the first product sold under the 2013 Exclusive Agreement. Milestone payments for additional products developed and sold under the 2013 Exclusive Agreement are reduced by 50%. In addition, for the duration of the 2013 Exclusive Agreement, the Company is required to pay the Regents royalties equal to 2% of the Company’s worldwide net sales of drugs, therapies or other products developed from claims covered by the licensed patent, subject to a minimum royalty payment of $75,000 annually, beginning after the first commercial sale of a licensed product. The Company is required to pay the Regents royalties ranging from 8% of worldwide sublicense sales of covered products (if the sublicense is entered after commencement of Phase II clinical trials) to 12% of worldwide sublicense sales (if the sublicense is entered prior to commencement of Phase I clinical trials). The agreement also requires the Company to meet certain diligence and development milestones, including filing of an IND Application for a product covered by the agreement on or before the seventh anniversary of the agreement date. Through December 31, 2020, no royalties have been incurred under the agreement. All maintenance fees due and payable have been paid.

Operating Leases

The Company is a party to a lease agreement for laboratory space leased on a month-to-month basis that is part of a shared facility in Menlo Park, California. In September 2020, the Company renewed its lease for office space in Fairfield, New Jersey for an additional year at the same annual cost of $13,080 per annum.

Rent expense amounted to $403,449 and $350,979 for the years ended December 31, 2020 and 2019, respectively.

Note 9 - Income Taxes

The tax effects of temporary differences that give rise to deferred tax assets are as follows:

	As of December 31,
	2020	2019
Current:
Accrued expenses	$464,042	$223,712

Stock compensation	869,815	838,753

Net operating loss carryforward	16,165,927	11,978,595

Research and development credit carry forward	548,983	367,261

Total deferred tax assets	18,048,767	13,408,321

Valuation allowance	(18,048,767)	(13,408,321)

Deferred tax asset, net of valuation allowance	$-	$-

CohBar, Inc.

Notes to Financial Statements

Note 9 - Income Taxes (continued)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Years Ended December 31,
	2020	2019
U.S. statutory federal rate	(21.0)%	(21.0)%
State income taxes, net of federal tax	(7.0)%	(7.0)%
Federal tax rate change	-%	-%
Permanent differences	0.4%	3.0%
Prior year true-ups	(0.4)%	0.3%
R&D tax credit	(0.5)%	(0.7)%
Change in valuation allowance	28.5%	25.4%
Income tax provision (benefit)	-%	-%

The income tax provision consists of the following:

	For the Years Ended December 31,
	2020	2019
Federal
Current	$-	$-
Deferred	(3,482,375)	(2,378,218)
State and local
Current	-	-
Deferred	(1,158,072)	(790,882)
Change in valuation allowance	4,640,447	3,169,100
Income tax provision (benefit)	$-	$-

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not more-likely-than-not, a valuation allowance is established. Based upon the Company’s losses since inception, management believes that it is more-likely-than-not that future benefits of deferred tax assets will not be realized. Therefore, the Company established a full valuation allowance as of December 31, 2020 and 2019. As of December 31, 2020 and 2019, the change in valuation allowance was $4,640,447 and $3,169,100, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, principally California and New Jersey. The Company is subject to examination by the various taxing authorities. The Company’s federal and state income tax returns for tax years beginning in 2015 remain subject to examination.

At December 31, 2020 and 2019, the Company had approximately $58,000,000 and $43,000,000, respectively, of federal and state net operating loss carryovers that may be available to offset future taxable income. The Company’s 2017 and prior federal and state net operating loss carry forwards, if not utilized, will begin to expire from 2029 to 2037. Beginning with 2018, and for subsequent years, the Company’s NOLs will have indefinite lives for federal tax purposes. In addition, net operating losses arising from prior years are also subject to examination at the time they are utilized in future years. In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s net operating loss carryforward could be limited in the event of a change in ownership. At this time, the Company has not completed a full study to assess whether an ownership change under Section 382 of the Code occurred due to the costs and complexities associated with such a study.

At December 31, 2020 and 2019, the Company had approximately $549,000 and $367,000, respectively, in gross R&D tax credits. These R&D tax credits will begin to expire from 2033 to 2040, respectively.

CohBar, Inc.

Notes to Financial Statements

Note 10 - Stockholders’ Equity

Authorized Capital

The Company has authorized the issuance and sale of up to 185,000,000 shares of stock, consisting of 180,000,000 shares of common stock having a par value of $0.001 and 5,000,000 shares of Preferred Stock having a par value of $0.001 per share. As of December 31, 2020 and 2019, there were no shares of Preferred Stock outstanding and there were no declared but unpaid dividends or undeclared dividend arrearages on any shares of the Company’s capital stock.

At-the-Market Offering

During the year ended December 31, 2020, the Company entered into an At-the-Market Offering Sales Agreement (“ATM”) with Virtu Americas, LLC as sales agent. During the year ended December 31, 2020, the Company sold 2,350,067 shares of its common stock under the ATM program for proceeds of $4,308,352, net of commissions and professional fees of $214,456.

Underwritten Public Offering

During the year ended December 31, 2020, the Company completed an underwritten public offering of the Company’s securities (the “Public Offering”) pursuant to which the Company sold 12,300,000 shares of its common stock and warrants to purchase 10,608,750 shares of common stock for proceeds of $13,655,531, net of commissions and professional fees of $1,368,919. The warrants issued in the Public Offering were immediately exercisable and have a term of five years and a per share exercise price of $1.44.

Stock Options

The Company has an incentive stock plan, the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”), and has granted stock options to employees, non-employee directors and consultants from the 2011 Plan. Options granted under the 2011 Plan may be Incentive Stock Options or Non-statutory Stock Options, as determined by the Administrator at the time of grant. During the year ended December 31, 2020, the Company’s stockholders approved an amendment to the 2011 Plan to increase the number of shares authorized for issuance under the 2011 Plan to a total of 14,000,000. As of December 31, 2020, there were 5,129,109 shares remaining available for issuance under the 2011 Plan.

During the year ended December 31, 2020, the Company granted stock options to employees to purchase 275,000 shares of the Company’s common stock at exercise prices that ranged between $1.55 to $2.56 per share. The options have terms of ten years. The stock options have an aggregate grant date fair value of $486,273.

During the year ended December 31, 2020, stock options to purchase 223,924 shares of common stock were exercised for cash proceeds of $252,385.

During the year ended December 31, 2020, stock options to purchase 213,543 shares of common stock were cancelled and returned to the option pool for future issuance.

During the year ended December 31, 2019, the Company granted stock options to employees to purchase 2,279,000 shares of the Company’s common stock at exercise prices that ranged between $1.43 to $3.15 per share. The options have terms of ten years. The stock options have an aggregate grant date fair value of $3,471,351.

CohBar, Inc.

Notes to Financial Statements

Note 10 - Stockholders’ Equity (continued)

During the year ended December 31, 2019, 441,210 stock options were exercised for cash proceeds of $552,110 and the Company cancelled 193,714 stock options.

The Company recorded stock-based compensation as follows:

	For the Years Ended December 31,
	2020	2019
Research and development	$604,107	$915,075
General and administrative	1,612,209	1,694,295
Total	$2,216,316	$2,609,370

The following table represents stock option activity for the years ended December 31, 2020 and 2019:

			Weighted Average
	Stock Options		Exercise Price		Fair Value	Contractual	Aggregate
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Intrinsic Value
Balance – January 1, 2019	5,488,282	4,384,294	$2.10	$1.32	$1.32	5.80	$-
Granted	2,779,000	-	-	-	-	-	-
Exercised	(441,210)	-	-	-	-	-	-
Cancelled	(193,714)	-	-	-	-	-	-
Balance – December 31, 2019	7,632,358	4,542,144	$2.21	$1.57	$1.57	6.44	$-
Granted	275,000	-	-	-	-	-	-
Exercised	(223,924)	-	-	-	-	-	-
Cancelled	(213,543)	-	-	-	-	-	-
Balance – December 31, 2020	7,469,891	5,390,431	$2.06	$1.68	$1.68	6.27	$1,634,719

The following table summarizes information on stock options outstanding and exercisable as of December 31, 2020:

Grant Price		Weighted Average	Total	Number	Weighted Average Remaining
From	To	Exercise Price	Outstanding	Exercisable	Contractual Term
$0.26	$2.02	$0.89	3,119,974	2,935,807	3.48 years
$2.10	$4.60	$2.42	3,756,917	1,914,915	7.76 years
$5.30	$8.86	$6.25	593,000	539,709	7.34 years
		Totals	7,469,891	5,390,431

Warrants

During the year ended December 31, 2020, the Company issued warrants to purchase 10,608,750 shares of the Company’s common stock as part of the Public Offering (see Note 8 – Underwritten Public Offering) and to the note holders that extended the due date of their unsecured promissory notes (see Note 10 – Amendments to Notes and Warrants) and warrants to purchase 2,365,595 shares of the Company’s common stock as part of the Private Offering that converted outstanding amounts due under the Company’s 8% Unsecured Promissory Notes due 2021 (see Note 7 - Notes Payable).

CohBar, Inc.

Notes to Financial Statements

Note 10 - Stockholders’ Equity (continued)

During the year ended December 31, 2020, the Company entered into amendments (the “Amendments”) with certain holders of the Company’s 8% Unsecured Promissory Notes (the “2018 Notes”) and Nontransferable Common Stock Purchase Warrants (the “2018 Warrants”). Pursuant to the Amendments, the maturity date of the applicable 2018 Notes was extended from March 29, 2021 to June 30, 2021 and the expiration date of the applicable 2018 Warrants was extended from March 29, 2021 to March 29, 2022. The terms of the applicable 2018 Notes were also amended to grant the holders of such 2018 Notes a right to participate in a future private offering of the Company’s securities upon terms substantially similar to those offered to investors in a future primary offering of the Company’s securities and to grant resale registration rights in connection therewith. The Company recognized $209,810 of non-cash costs in Other Expenses in the accompanying statements of operations relating to the 2018 Warrants extension.

The Company subsequently entered into a second amendment to the 2018 Notes with certain holders whereby the maturity date of the applicable 2018 Notes was extended from June 30, 2021 to June 30, 2022 and the expiration date of the applicable 2018 Warrants was extended from March 29, 2022 to March 29, 2026. The exercise price of the 2018 Warrants was adjusted from $5.30 per share to $2.00 per share. The terms of the applicable 2018 Notes were also amended to require that the holders of such 2018 Notes participate in a future private offering of the Company’s securities upon terms substantially similar to those offered to investors in a future primary offering of the Company’s securities (see Note 7 – Notes Payable). The Company also granted an additional warrant to purchase 0.5 of one share of its common stock, or 1,511,250 shares of common stock in total, per dollar of each participating 2018 Note holder’s principal amount of the 2018 Notes with an exercise price of $2.00 per share and an expiration date of March 29, 2026 (the “New Warrants”). The New Warrants will be exercisable beginning on the six-month anniversary of the date of issuance, and the Company granted to the participating 2018 Note holders certain registration rights with respect to its securities issued in the Private Offering and the shares of common stock underlying the New Warrants. The Company recognized $489,645 of non-cash costs in Other Expenses in the accompanying statements of operations related to this second amendment.

Also, during the year ended December 31, 2020, the Company entered into amendments with certain holders of the Company’s Common Stock Purchase Warrants (the “2017 Warrants”) pursuant to which the expiration date of the applicable 2017 Warrants was extended from June 30, 2020 to September 30, 2021. The Company recognized $1,591,233 of non-cash costs in Other Expenses in the accompanying statements of operations relating to the 2017 Warrants extension.

The Company determined the proper classification of the loan modification based on ASC 470-50, Debt Modifications and Extinguishments. Because the change in present value of cash flows of the modified debt is less than 10% when compared to the present value of the cash flows of the original debt, no change is required to be made to the debt in the accompanying condensed financial statements.

During the year ended December 31, 2020, warrants to purchase 20,000 shares of common stock were exercised for cash proceeds of $45,000.

During the year ended December 31, 2019, warrants to purchase 50,000 shares of the Company’s common stock were exercised for cash proceeds of $57,500.

During the year ended December 31, 2019, warrants to purchase 6,982 shares of the Company’s common stock expired and were cancelled.

CohBar, Inc.

Notes to Financial Statements

Note 10 - Stockholders’ Equity (continued)

The following table represents warrant activity for the years ended December 31, 2020 and 2019:

			Weighted Average
	Warrants		Exercise Price		Fair Value	Contractual	Aggregate
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Intrinsic Value
Balance – January 1, 2019	4,964,205	4,964,205	$2.39	$2.39	$1.14	2.27	$-
Granted	-	-	-	-	-	-	-
Exercised	(50,000)	-	-	-	-	-	-
Cancelled	(6,982)	-	-	-	-	-	-
Balance – December 31, 2019	4,907,223	4,907,223	$2.40	$2.40	$1.11	1.55	$833,793
Granted	14,485,595	-	-	-	-	-	-
Exercised	(20,000)	-	-	-	-	-	-
Cancelled	-	-	-	-	-	-	-
Balance – December 31, 2020	19,372,818	15,495,973	$1.62	$1.61	$0.81	4.07	$866,300

Note 11 – Non-Cash Expenses

The following table details the Company’s non-cash expenses included in the accompanying statements of operations:

	For the Years Ended December 31,
	2020	2019
Operating expenses:
Stock-based compensation	$2,216,316	$2,609,370
Depreciation & amortization	156,664	148,520
Subtotal	$2,372,980	$2,757,890

Other expense:
Amortization of debt discount	504,498	420,341
Equity modification	2,290,688	-
Subtotal	$2,795,186	$420,341

Total non-cash expenses	$5,168,166	$3,178,231

Note 12 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date on which the financial statements were issued require adjustment or disclosure in the Company’s financial statements.

Subsequent to December 31, 2020, a total of 623,901 stock options were exercised for cash proceeds of $958,847.

Subsequent to December 31, 2020, a total of 46,900 warrants were exercised for cash proceeds of $67,536.

Subsequent to December 31, 2020, the Company granted warrants to purchase a total of 60,000 shares of the Company’s common stock with an exercise price of $1.38 per share. The warrants have terms that range from two to three years with vesting over a one-year period.

Subsequent to December 31, 2020, the company repaid two promissory notes totaling approximately $105,000 in principal and interest.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including Steven Engle, our Chief Executive Officer, and Jeff Biunno, our Chief Financial Officer (collectively, the “Certifying Officers”), of the effectiveness of our disclosure controls and procedures as of December 31, 2020, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our management concluded that, during the year ended December 31, 2020, our disclosure controls and procedures was effective.

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

Management’s Assessment

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2020, our internal control over financial reporting was effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, or will be included in an amendment to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, or will be included in an amendment to this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about our equity compensation plan as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of options warrants and rights		Weighted- average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	7,469,891		$2.07	5,629,109	(2)
Equity compensation plans not approved by stockholders	942,671	(1)	$0.51	-
Total	8,412,562		$0.53	5,629,109

(1)	Consists of warrants issued to our former Chief Operating Officer pursuant to an employment agreement, and warrants issued to two consultants pursuant to consulting agreements, and warrants issued to the Alzheimers Drug Discovery Foundation for the 2013 grant.
(2)	Consists of securities for two equity compensation plans approved by the Company’s stockholders, (i) an incentive stock plan, the Amended and Restated 2011 Equity Incentive Plan, as amended (the “2011 Plan”), which the Company has granted stock options to employees, non-employee directors and consultants; and (ii) an Employee Stock Purchase Plan which allows employees of the Company to purchase shares through payroll deductions during set offering periods.

Beneficial Ownership

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, or will be included in an amendment to this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, or will be included in an amendment to this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, or will be included in an amendment to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The financial statements, together with the report thereon of Marcum LLP, are included on the pages indicated below:

Financial Statements and Schedules

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

Exhibit No	Description
3.1	Third Amended and Restated Articles of Incorporation - Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, as filed with the Commission on January 8, 2015.

3.2	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation – Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, as filed with the Commission on June 18, 2020.

3.3	Amended and Restated Bylaws - Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K, as filed with the Commission on January 8, 2015.

4.1	Description of the Registrant’s Securities.

4.2	Common Stock Purchase Warrant, dated April 11, 2014, issued to Jon Stern - Incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 (File No. 333-200033), as filed with the Commission on November 10, 2014.

4.3	Form of Common Stock Purchase Warrants issued July 2017 - Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, as filed with the Commission on July 18, 2017.

4.4	Form of Nontransferable Common Stock Purchase Warrants issued March and April 2018 – Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, as filed with the Commission on May 4, 2018.

4.5	Form of 8% Unsecured Promissory Note Due 2021 issued March and April 2018 - Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, as filed with the Commission on May 4, 2018.

4.6	Form of Amendment to 8% Unsecured Promissory Note and Nontransferable Common Stock Purchase Warrant – Incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed with the Commission on March 12, 2020.

4.7	Form of Amendment to Common Stock Purchase Warrant – Incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K, as filed with the Commission on March 12, 2020.

4.8	Form of Second Amendment to 8% Unsecured Promissory Note and Nontransferable Common Stock Purchase Warrant – Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2020.

4.9	Form of Nontransferable Common Stock Purchase Warrant – Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2020.

4.10	Form of Common Stock Purchase Warrant issued August 2020 – Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, as filed with the Commission on August 26, 2020.

4.11	Form of Common Stock Purchase Warrant issued December 2020 – Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, as filed with the Commission on December 22, 2020.

10.1*	Amended and Restated 2011 Equity Incentive Plan - Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, as filed with the Commission on January 8, 2015.

10.2*	First Amendment to Amended and Restated 2011 Equity Incentive Plan - Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, as filed with the Commission on August 24, 2017.

10.3*	Second Amendment to Amended and Restated 2011 Equity Incentive Plan – Incorporated by reference to Exhibit 99.4 to our Registration Statement on Form S-8 (File No. 333-226434), as filed with the Commission on July 30, 2018.

10.4*	Third Amendment to Amended and Restated 2011 Equity Incentive Plan – Incorporated by reference to Exhibit 99.5 to our Registration Statement on Form S-8 (File No. 333-239387), as filed with the Commission on June 23, 2020.

10.5*	Form of Option Agreement under the 2011 Equity Incentive Plan - Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-200033), as filed with the Commission on November 10, 2014.

10.6	Exclusive License Agreement, dated August 6, 2013, between CohBar, Inc. and the Regents of the University of California - Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-200033), as filed with the Commission on November 10, 2014.

10.7	Exclusive License Agreement, dated November 3, 2011, between and among CohBar, Inc. and the Regents of the University of California, and Albert Einstein College of Medicine of Yeshiva University - Incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-200033), as filed with the Commission on November 10, 2014.

10.8*	Form of Indemnification Agreement - Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 (File No. 333-200033), as filed with the Commission on November 10, 2014.

10.9*

Executive Employment Agreement, dated November 27, 2013, between CohBar, Inc. and Jeffrey F. Biunno - Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 (File No. 333-200033), as filed with the Commission on November 10, 2014.

10.10*

Amendment, dated as of July 11, 2016, to Executive Employment Agreement, dated as of November 27, 2013, between CohBar, Inc. and Jeffrey F. Biunno. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, as filed with the Commission on November 14, 2016.

10.11*	Executive Employment Agreement, dated November 17, 2014, between CohBar, Inc. and Kenneth Cundy - Incorporated by reference to Exhibit 10.13 to the Amendment No. 2 of our Registration Statement on Form S-1 (File No. 333-200033), as filed with the Commission on November 28, 2014.

10.12*	Consulting Agreement, dated November 10, 2011, by and between the Company and Nir Barzilai, as extended by an extension agreement dated November 1, 2014 - Incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-200033), as filed with the Commission on November 10, 2014.

10.13*

Consulting Agreement, dated September 29, 2014, by and between the Company and Pinchas Cohen - Incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 (File No. 333-200033), as filed with the Commission on November 10, 2014.

10.14*	Executive Employment Agreement dated May 6, 2019, by and between CohBar, Inc. and Steven Engle - Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, as filed with the Commission on May 8, 2019.

10.15*	Amendment, dated as of June 4, 2019, to Executive Employment Agreement, dated as of November 27, 2013, between CohBar, Inc. and Jeffrey F. Biunno. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, as filed with the Commission on August 9, 2019.

10.16*	Employee Stock Purchase Plan. – Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the Commission on June 21, 2019.

10.17	At-the-Market Sales Agreement, dated May 27, 2020, between CohBar, Inc. and Virtu Americas LLC – Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K, as filed with the Commission on May 27, 2020.

10.18	Form of Subscription Agreement – Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the Commission on December 22, 2020.

23.1	Consent of independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract, compensatory agreement or arrangement, in which our directors or executive officers may participate.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2021		COHBAR, INC.

	By:	/s/ Jeffrey F. Biunno
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

Signature	Title	Date

/s/ Steven Engle	Chief Executive Officer and Director	March 30, 2021
Steven Engle	(Principal Executive Officer)

/s/ Jeffrey F. Biunno	Chief Financial Officer, Treasurer and Secretary	March 30, 2021
Jeffrey F. Biunno	(Principal Financial and Accounting Officer)

/s/ Albion J. Fitzgerald	Chairman of the Board of Directors	March 30, 2021
Albion J. Fitzgerald

/s/ Nir Barzilai	Director	March 30, 2021
Nir Barzilai

/s/ Pinchas Cohen	Director	March 30, 2021
Pinchas Cohen

/s/ Phyllis Gardner	Director	March 30, 2021
Phyllis Gardner

/s/ David Greenwood	Director	March 30, 2021
David Greenwood

/s/ Misha Petkevich	Director	March 30, 2021
Misha Petkevich

/s/ Jon L. Stern	Director	March 30, 2021
Jon L. Stern