Form 10-Q
period 2021-03-31
CohBar, Inc.
filed 2021-05-17
CIK 1522602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 11, 2021, the registrant had outstanding 61,788,325 shares of common stock.

COHBAR, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CohBar, Inc.

Balance Sheets

	As of
	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash	$1,817,354	$2,894,575
Investments	15,999,690	18,120,266
Prepaid expenses and other current assets	343,673	413,692
Total current assets	18,160,717	21,428,533
Property and equipment, net	357,589	394,004
Intangible assets, net	17,805	18,075
Other assets	69,620	67,403
Total assets	$18,605,731	$21,908,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,052,031	$727,599
Accrued liabilities	314,821	1,141,741
Accrued payroll and other compensation	816,550	853,335
Note payable, net of debt discount and offering costs of $6,509 and $15,656 as of March 31, 2021 and December 31, 2020, respectively	273,491	349,344
Total current liabilities	2,456,893	3,072,019
Notes payable, net of debt discount and offering costs of $21,800 and $26,159 as of March 31, 2021 and December 31, 2020, respectively	353,200	348,841
Total liabilities	2,810,093	3,420,860

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized 5,000,000 shares; No shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.001 par value, Authorized 180,000,000 shares; Issued and outstanding 61,788,325 shares as of March 31, 2021 and 61,117,524 as of December 31, 2020	61,788	61,118
Additional paid-in capital	89,030,480	87,684,323
Accumulated deficit	(73,296,630)	(69,258,286)
Total stockholders’ equity	15,795,638	18,487,155
Total liabilities and stockholders’ equity	$18,605,731	$21,908,015

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Condensed Statements of Operations

(unaudited)

	For The Three Months Ended March 31,
	2021	2020

Revenues	$-	$-

Operating expenses:
Research and development	2,654,772	1,449,872
General and administrative	1,358,679	1,831,621
Total operating expenses	4,013,451	3,281,493
Operating loss	(4,013,451)	(3,281,493)

Other income (expense):
Interest income	3,173	35,449
Interest expense	(14,560)	(77,836)
Equity modification expense	-	(802,400)
Amortization of debt discount and offering costs	(13,506)	(91,283)
Total other expense	(24,893)	(936,070)
Net loss	$(4,038,344)	$(4,217,563)
Basic and diluted net loss per share	$(0.07)	$(0.10)
Weighted average common shares outstanding - basic and diluted	61,560,279	43,119,369

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Statements of Changes in Stockholders’ Equity

(unaudited)

	Three Month Period Ended March 31, 2021
			Additional		Total
	Common Stock		Paid-in-	Accumulated	Stockholders’
	Number	Amount	Captial	Deficit	Equity
Balance, December 31, 2020	61,117,524	$61,118	$87,684,323	$(69,258,286)	$18,487,155
Stock based compensation	-	-	320,444	-	320,444
Exercise of employee stock options	623,901	624	958,223	-	958,847
Exercise of warrants	46,900	46	67,490	-	67,536
Net loss	-	-	-	(4,038,344)	(4,038,344)
Balance, March 31, 2021	61,788,325	$61,788	$89,030,480	$(73,296,630)	$15,795,638

	Three Month Period Ended March 31, 2020
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Number	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	43,069,418	$43,069	$61,087,082	$(52,993,325)	$8,136,826
Stock based compensation	-	-	882,645	-	882,645
Equity modification expense	-	-	802,400	-	802,400
Exercise of employee stock options	71,981	72	42,154	-	42,226
Net loss	-	-	-	(4,217,563)	(4,217,563)
Balance, March 31, 2020	43,141,399	$43,141	$62,814,281	$(57,210,888)	$5,646,534

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Statements of Cash Flows

(unaudited)

	For The Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,038,344)	$(4,217,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,685	43,958
Stock-based compensation	320,444	882,645
Equity modification expense	-	802,400
Amortization of debt discount	12,932	87,201
Amortization of debt issuance costs	574	4,081
Discount on investments	(2,424)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	70,019	63,414
Accounts payable	324,432	17,348
Accrued liabilities	(826,920)	(6,018)
Accrued payroll and other compensation	(36,785)	(104,435)
Net cash used in operating activities	(4,139,387)	(2,426,969)

Cash flows from investing activities:
Purchases of property and equipment	-	(7,183)
Payment for security deposit	(2,217)	(3,161)
Purchases of investments	(8,029,000)	-
Proceeds from redemptions of investments	10,152,000	-
Net cash provided by (used in) investing activities	2,120,783	(10,344)

Cash flows from financing activities:
Proceeds from exercise of warrants	67,536	-
Repayment of promissory notes	(85,000)	-
Proceeds from exercise of employee stock options	958,847	42,226
Net cash provided by financing activities	941,383	42,226

Net decrease in cash and cash equivalents	(1,077,221)	(2,395,087)
Cash at beginning of period	2,894,575	12,563,853
Cash at end of period	$1,817,354	$10,168,766

Supplemental disclosure of cash flow information:
Cash paid for interest	$20,437	$-

The accompanying notes are an integral part of these condensed financial statements

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Business Organization and Nature of Operations

CohBar, Inc. (“CohBar,” “its” or the “Company”) is a clinical stage biotechnology company focused on the research and development of mitochondria based therapeutics (“MBTs”), an emerging class of drugs for the treatment of chronic and age-related diseases including nonalcoholic steatohepatitis (“NASH”), obesity, cancer, fibrotic diseases such as idiopathic pulmonary fibrosis, acute respiratory distress syndrome (“ARDS”) including COVID-19 associated ARDS, type 2 diabetes mellitus and cardiovascular and neurodegenerative diseases.

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

The unaudited interim condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by U.S. GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K (the “2020 Form 10-K”), filed with the SEC on March 30, 2021. The interim unaudited condensed financial statements should be read in conjunction with those audited financial statements included in the 2020 Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three-month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any other period.

Note 2 – Liquidity and Going Concern

As of March 31, 2021, the Company had working capital and stockholders’ equity of $15,703,824 and $15,795,638, respectively. During the three months ended March 31, 2021, the Company incurred a net loss of $4,038,344 and utilized cash of $4,139,387 in its operating activities. The Company’s management has evaluated whether there is substantial doubt about its ability to continue as a going concern. The Company has not generated any revenues, has incurred net losses since inception, does not expect to generate revenues in the near term and requires additional capital for its contemplated operational activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements. If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail its research and development activities and/or other operations until such time as additional capital becomes available. Such limitation of its activities would allow the Company to slow its rate of spending and extend its use of cash until additional capital is raised. There can be no assurance that such a plan would be successful. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain such financing on reasonable terms.

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

Investments

Investments as of March 31, 2021 and December 31, 2020 consist of U.S. Treasury Bills, which are classified as held-to-maturity, totaling $15,999,690 and $18,120,266, respectively. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. All of the Company’s U.S. Treasury Bills mature within the subsequent twelve months from the date of purchase. Unrealized gains and losses were de minimus. As of March 31, 2021 and December 31, 2020, the carrying value of the Company’s U.S. Treasury Bills approximates their fair value due to their short-term maturities.

Common Stock Purchase Warrants

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets, liabilities and equity is required.  The Company’s free-standing derivatives consist of warrants to purchase common stock that were issued in connection with its notes payable and a private offering. The Company evaluated these warrants to assess their proper classification using the applicable criteria enumerated under U.S. GAAP and determined that the common stock purchase warrants meet the criteria for equity classification in the accompanying balance sheets as of March 31, 2021 and December 31, 2020.

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

The weighted-average Black-Scholes assumptions are as follows:

	For the Three Months Ended March 31,
	2021	2020
Expected life	N/A	6.25 years
Risk free interest rate	N/A	1.61%
Expected volatility	N/A	95%
Expected dividend yield	N/A	0%
Forfeiture rate	N/A	0%

As of March 31, 2021, total unrecognized stock option compensation expense was $2,231,902, which will be recognized as those options vest over a period of approximately four years. The amount of future stock option compensation expense could be affected by any future option grants or by any option holders leaving the Company before their grants are fully vested.

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

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

	As of March 31,
	2021	2020
Options	6,805,538	7,685,377
Warrants	19,368,918	4,907,223
Totals	26,174,456	12,592,600

Recent Accounting Pronouncement

In December 2019, the Financial Accounting Standards Board issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740. This guidance is effective for fiscal years beginning after December 15, 2020. ASU 2019-12 did not have an impact on the accompanying consolidated financial statements and related disclosures.

Note 4 - Accrued Liabilities

Accrued liabilities consist of:

	As of	As of
	March 31, 2021	December 31, 2020
Lab services & supplies	$27,425	$917,194
Professional fees	106,552	44,171
Interest	156,854	162,731
Other	23,990	17,645
Total accrued liabilities	$314,821	$1,141,741

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

Rent expense was $102,213 and $100,136 for the three months ended March 31, 2021 and 2020, respectively.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 - Stockholders’ Equity

Authorized Capital

The Company has authorized the issuance and sale of up to 185,000,000 shares of stock, consisting of 180,000,000 shares of common stock having a par value of $0.001 and 5,000,000 shares of Preferred Stock having a par value of $0.001 per share. As of March 31, 2021 and 2020, there were no shares of Preferred Stock outstanding and there were no declared but unpaid dividends or undeclared dividend arrearages on any shares of the Company’s capital stock.

Registration of Shares

During the three months ended March 31, 2021, the Company filed a registration statement for the shares issued in its private offering (the “Private Offering”) with certain promissory note holders in December 2020. The Company converted outstanding amounts under its 8% Unsecured Promissory Notes (the “2018 Notes”) due in 2021 and 2022 in the Private Offering totaling an aggregate of $3,847,018 in principal and interest and issued 3,154,115 units at a price of $1.22 per unit. Each unit consists of one share of the Company’s common stock and one warrant to purchase 0.75 of one share of the Company’s common stock at an exercise price of $1.44 per share. Each warrant can be exercised at any time on or after June 18, 2021 and has an expiration date of June 18, 2026. Two officers of the Company participated in the Private Offering and converted an aggregate of approximately $131,000 in principal and interest into 107,000 units.

Stock Options

The Company has an incentive stock plan, the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”), and has granted stock options to employees, non-employee directors and consultants from the 2011 Plan. Options granted under the 2011 Plan may be Incentive Stock Options or Non-statutory Stock Options, as determined by the Administrator at the time of grant. As of March 31, 2021, there were 5,169,561 shares remaining available for issuance under the 2011 Plan.

During the three months ended March 31, 2021, stock options to purchase 623,901 shares of common stock were exercised for cash proceeds of $958,847.

During the three months ended March 31, 2021, stock options to purchase 40,452 shares of common stock expired, were cancelled and returned to the option pool for future issuance.

The Company recorded stock-based compensation as follows:

	For the Three Months Ended March 31,
	2021	2020
Research and development	$57,102	$212,429
General and administrative	263,342	670,216
Total	$320,444	$882,645

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 - Stockholders’ Equity (continued)

The following table represents stock option activity for the three months ended March 31, 2021:

			Weighted Average
	Stock Options		Exercise Price		Fair Value	Contractual	Aggregate Intrinsic
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Value
Balance – December 31, 2020	7,469,891	5,390,431	$2.06	$1.68	$1.68	6.27	$-
Granted	-	-	-	-	-	-	-
Exercised	(623,901)	-	-	-	-	-	-
Cancelled	(40,452)	-	-	-	-	-	-
Balance – March 31, 2021	6,805,538	4,923,099	$2.12	$1.77	$1.77	6.27	$1,670,751

The following table summarizes information on stock options outstanding and exercisable as of March 31, 2021:

Grant Price		Weighted Average	Total	Number	Weighted Average
From	To	Exercise Price	Outstanding	Exercisable	Remaining Contractual Term
$0.26	$2.02	$0.71	2,455,621	2,286,454	4.12 years
$2.10	$4.60	$2.42	3,756,917	2,084,249	7.51 years
$5.30	$8.86	$6.25	593,000	552,396	7.09 years
		Totals	6,805,538	4,923,099

Warrants

During the three months ended March 31, 2021, the Company granted warrants to two service providers to purchase a total of 60,000 shares of its common stock with an exercise price of $1.38 per share. Fifty thousand of these warrants were valued using the Black-Scholes option pricing model and the corresponding expense will be recognized over the vesting period of one year. Ten thousand of these warrants are performance based and will be valued and expensed at the time the performance conditions are met. The warrants have terms that range from two to three years with vesting over a one-year period.

During the three months ended March 31, 2021, warrants to purchase 46,900 shares of common stock were exercised for cash proceeds of $67,536.

During the three months ended March 31, 2021, warrants to purchase 17,000 shares of common stock expired and were cancelled.

The following table summarizes information on warrants outstanding as of March 31, 2021.

			Weighted Average				Aggregate
	Warrants		Exercise Price		Fair Value	Contractual	Intrinsic
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Value
Balance – December 31, 2020	19,372,818	15,495,973	$1.62	$1.61	$0.81	4.07	$-
Granted	60,000	-	-	-	-	-	-
Exercised	(46,900)	-	-	-	-	-	-
Cancelled	(17,000)	-	-	-	-	-	-
Balance – March 31, 2021	19,368,918	15,440,406	$1.62	$1.65	$0.81	3.83	$882,553

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 7 – Non-Cash Expenses

The following table details the Company’s non-cash expenses included in the accompanying condensed statements of operations:

	For the Three Months Ended March 31,
	2021	2020
Operating expenses:
Stock-based compensation	$320,444	$882,645
Depreciation & amortization	36,685	43,958
Subtotal	$357,129	$926,603

Other expense:
Amortization of debt discount	13,506	87,201
Equity expense	-	802,400
Subtotal	$13,506	$889,601

Total non-cash expenses	$370,635	$1,816,204

Note 8 – Amendments to Notes and Warrants

Warrants

On March 10, 2020, the Company entered into amendments (the “Amendments”) with certain holders of the 2018 Notes and Nontransferable Common Stock Purchase Warrants (the “2018 Warrants”). Pursuant to the Amendments, the maturity date of the applicable 2018 Notes was extended and the expiration date of the applicable 2018 Warrants was extended from March 29, 2021 to March 29, 2022. The terms of the applicable 2018 Notes were also amended to grant the holders of such 2018 Notes a right to participate in the Private Offering and to grant resale registration rights in connection therewith. The Company recognized in Other Expenses, $209,810 of costs relating to the 2018 Warrants extension in the accompanying condensed statements of operations. On August 10, 2020, the 2018 Notes and the 2018 Warrants were further amended.

The Company determined the proper classification of the loan modification based on ASC 470-50, Debt Modifications and Extinguishments. Because the change in present value of cash flows of the modified debt is less than 10% when compared to the present value of the cash flows of the original debt, no change is required to be made to the debt in the accompanying condensed financial statements.

Also, on March 10, 2020, the Company entered into an amendment with certain holders of the Company’s Common Stock Purchase Warrants (the “2017 Warrants”) pursuant to which the expiration date of the applicable 2017 Warrants was extended from June 30, 2020 to September 30, 2021. The Company recognized in Other Expenses, $592,590 of costs relating to the 2017 Warrants extension in the accompanying condensed statements of operations.

Note 9 – Promissory Notes

During the three months ended March 31, 2021, the Company paid $105,437 in principal and interest for two promissory notes that matured. Two promissory notes totaling $352,110 in principal and interest are due and payable on June 30, 2021.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 10 – Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date on which the condensed financial statements were issued require adjustment or disclosure in the Company’s condensed financial statements.

Subsequent to March 31, 2021, the Company granted options to purchase up to an aggregate of 6,222,000 shares of the Company’s common stock. The options were issued at an exercise prices of either $1.35 or $1.38 per share with terms of 10 years and vesting periods ranging from approximately three to four years.

Subsequent to March 31, 2021, options to purchase an aggregate of 1,211,250 shares of the Company’s common stock were forfeited and returned to the option pool for future issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). All references to the first quarter mean the three-month period ended March 31, 2021. Unless the context otherwise requires, “CohBar,” “we,” “us” and “our” refer to CohBar, Inc.

Special Note Regarding Forward-Looking Statements

This report, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on our current expectations, estimates, forecasts and projections about our business, our potential drug candidates, our capital resources and ability to fund our operations, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “would,” “could,” “intend,” “plan,” “believe,” “seek” and “estimate,” variations of these words, and similar expressions are intended to identify those forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this report under the section entitled “Risk Factors” in Item 1A of Part I of the 2020 Form 10-K, as supplemented or modified in our quarterly reports on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as may be required by law.

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

Clinical Program: Our first clinical candidate, CB4211, is a potential treatment for NASH and obesity. It is a novel peptide initially developed from a MOTS-c MDP. In July 2018, we initiated a Phase 1a/1b clinical study of CB4211. In November 2019, the double-blind, placebo-controlled Phase 1a stage was completed and the blinded safety and tolerability data supported advancement to the Phase 1b stage of the study. The study was designed to initially assess the safety, tolerability and pharmacokinetics of CB4211 following single and multiple-ascending doses in healthy subjects. In November 2019, we initiated recruitment for the Phase 1b stage, which is designed to assess the safety, tolerability and activity of CB4211 in obese subjects with non-alcoholic fatty liver disease (NAFLD). Assessments will include changes in liver fat assessed by MRI-PDFF, body weight and biomarkers relevant to NASH and obesity. On March 30, 2020, we announced a delay in the completion of our Phase 1b study due to the COVID-19 pandemic. The delay was a result of a pause by some of our clinical research organization partners in all of their activities related to the study in response to COVID-19. On July 7, 2020, we announced the resumption of our Phase 1b study. In March 2021, we completed the enrollment for the Phase 1b clinical trial. While topline data is expected to be released in July 2021, it is dependent upon a number of factors and therefore, we cannot predict with certainty the exact timing of such release. Based on positive clinical results and additional funding from potential partnerships and general fundraising, we plan to initiate preparations for a Phase 2 study of CB4211 in 2021 and initiate a Phase 2 study in 2022.

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

●	CB5138 Analogs for IPF and other Fibrotic Diseases: Our discovery efforts have identified CB5138 Analogs, a family of novel peptides with potential for use as treatments for fibrotic diseases. In co-cultures of human lung cells, CB5138-1 decreased the expression of key fibrosis biomarkers, including alpha smooth muscle actin (αSMA), and collagen types I and III. CB5138-1 also decreased the transformation of healthy lung cells into fibrotic cells after induction by TGF-beta1, resulting in reduced production of the fibrotic components αSMA and pro-collagen I alpha 1. In vivo, CB5138-1 decreased lung fibrosis and inflammation in both the prophylactic mouse model of IPF, initiating treatment with the peptide immediately after fibrosis induction by bleomycin, and in the therapeutic mouse model of IPF, starting peptide treatment one week after induction. In addition, using the more exacting therapeutic model of IPF, two new analogs of CB5138 (CB5138-2 and CB5138-3) significantly reduced lung fibrosis assessed by the Ashcroft Score, reduced inflammation, and decreased fibrosis-related changes in lung weight, collagen deposition in lung tissue, and collagen secretion into lung fluid. In addition, we have demonstrated that a CB5138 Analog has enhanced effects when combined with nintedanib, the leading treatment for IPF, suggesting potential utility for combination therapy in IPF. In the first quarter of 2021, we identified CB5138-3 as the lead clinical candidate in this program and our goal is to initiate IND-enabling activities with the potential to file an IND in 2022.

●	CB5064 Analogs for ARDS, including COVID-19 Associated ARDS: Our internal discovery efforts have identified CB5064 Analogs, a family of peptides that are agonists of the apelin receptor with potential for use as therapeutics for COVID-19 associated ARDS and ARDS in general. In May 2020, we initiated testing of CB5064 Analogs in preclinical models of ARDS. In the preclinical studies, acute lung injury was induced in mice by administration of lipopolysaccharide (LPS), a bacterial toxin that produces similar symptoms to other causes of ARDS, including fluid accumulation and cytokine secretion. A single dose of CB5064 Analog was administered one hour prior to the LPS exposure and effects on lung weight and levels of pro-inflammatory cytokines were measured at 4 hours after LPS exposure. Treatment with CB5064 Analogs reduced fluid accumulation in the lungs and a corresponding broad reduction in levels of key pro-inflammatory cytokines secreted into the lung fluid, when compared to treatment with a placebo control. We previously demonstrated the beneficial effects of this novel family of peptides on glucose tolerance, insulin sensitivity and weight loss in an obese mouse model of T2D, as presented at the American Diabetes Association in 2019. In January 2021, we signed a Non-Clinical Evaluation Agreement (NCEA) with the National Institute of Allergy and Infectious Diseases (NIAID) initiating a collaboration to evaluate the potential of CB5064 Analogs for the treatment of COVID-19 associated ARDS. We are currently performing the required studies in this program. Based on successful outcomes of those studies and additional funding, we plan to nominate a clinical candidate and initiate pre-IND work in 2021, with the longer-term goal of initiating a Phase 1 study.

●	CB5046 Analogs for Cancer and Other Disease Indications: Our internal discovery efforts have identified CB5046 Analogs, a family of novel potent and selective peptide inhibitors of CXCR4, a key chemokine receptor involved in tumor growth, metastasis and avoidance of immune surveillance that is overexpressed in 75% of human tumors. CXCR4 is also involved in localization of healthy stem cells and in certain genetic diseases. We have demonstrated positive effects of one of the CB5046 Analogs when administered in combination with chemotherapy in an animal model of aggressive melanoma. We are screening multiple peptide analogs for in vitro activity and, based on successful outcomes from those studies and additional funding, we plan to explore the potential for use initially in stem cell mobilization and hematologic cancers.

●	MBT3 Analogs for Cancer Immunotherapy: Our discovery efforts have identified a novel peptide family, MBT3 Analogs. We have demonstrated the enhanced killing of cancer cells by human immune cells in the presence of an MBT3 Analog, and plan to further explore the therapeutic potential of this analog family for treatment of cancer, subject to resource availability and the requirements of our more-advanced programs.

We have financed our operations primarily with proceeds from sales of our equity securities, including our initial public offering, private placements of our securities, public sales of our securities and the exercise of outstanding warrants and stock options, as well as through a debt offering. Since our inception through March 31, 2021, our operations have been funded with an aggregate of approximately $77.4 million from the sale and issuance of equity instruments and debt.

Since inception, we have incurred significant operating losses. Our net losses were $4,038,344 and $4,217,563 for the quarters ended March 31, 2021 and 2020, respectively. We incurred $370,635 and $1,816,204 in non-cash expenses during the quarters ended March 31, 2021 and 2020, respectively. Our net losses excluding non-cash expenses were $3,667,709 and $2,401,359 for the quarters ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $73,296,630. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. Although we anticipate incurring increasing expenses as we advance CB4211 through the clinic and as we conduct preclinical development of our other research peptides, the extent of that increase is uncertain at this time and subject to change due to the ongoing COVID-19 pandemic and other factors.

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

The success of our research programs and the timing of those programs and the possible development of research peptides into drug candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing or estimated costs of the efforts that will be necessary to complete research and development of a commercial drug. We are also unable to predict when, if ever, we will receive material net cash inflows from our operations. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:

●	developing appropriate manufacturing processes and formulations;

●	establishing an appropriate safety profile with toxicology studies;

●	obtaining appropriate regulatory approval for conducting clinical trials;

●	successfully designing, enrolling and completing clinical trials;

●	receiving marketing approvals from applicable regulatory authorities;

●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;

●	obtaining and enforcing patent and trade secret protection for our product candidates;

●	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;

●	receiving desirable payor reimbursement and formulary access for potential drugs that are approved and commercially launched; and

●	maintaining an acceptable safety profile of the products following approval.

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

	For The Three Months Ended March 31,		Change
	2021	2020	$	%
Operating expenses:
Research and development	$2,654,772	$1,449,872	$1,204,900	83%
General and administrative	1,358,679	1,831,621	(472,942)	-26%
Total operating expenses	$4,013,451	$3,281,493	$731,958	22%

Comparison of Three Months Ended March 31, 2021 and 2020

Research and development expenses were $2,654,772 in the three months ended March 31, 2021 compared to $1,449,872 in the prior year period, an increase of $1,204,900, or 83%. The increase in research and development expenses was primarily due to an increase of $1,176,580 in expenses associated with our research programs focused on continuing the development of our peptides and a $195,585 increase in clinical trial costs due to the timing of those expenses. The increase in research and development costs was partially offset by a decrease of $155,326 in stock-based compensation costs. Though we expect research and development expenses to increase in the coming quarters as we plan to continue advancing our lead MBT candidate program through our clinical trial and evaluating and optimizing other MDPs as potential MBT drug candidates, the extent of that increase is unknown at this time and subject to change based on successful outcomes of our studies, the amount of capital available to us and the uncertainties related to the COVID-19 pandemic.

General and administrative expenses were $1,358,679 in the three months ended March 31, 2021 compared to $1,831,621 in the prior year period, a decrease of $472,942, or 26%. The decrease in general and administrative expenses was primarily due to a decrease of $406,874 in stock-based compensation. Though we expect general and administrative expenses for the year ending December 31, 2021 to be higher in comparison to the prior year as we incur the increased costs for such items as noted above, the extent of that increase is unknown at this time and subject to change based on the amount of capital available to us and uncertainties related to the COVID-19 pandemic.

Liquidity and Capital Resources

As of March 31, 2021, we had a cash balance of $1,817,354. We maintain our cash in a checking and savings account on deposit with a banking institution in the United States.

As of March 31, 2021, we had working capital and stockholders’ equity of $15,703,824 and $15,795,638, respectively. During the three months ended March 31, 2021, we incurred a net loss of $4,038,344. Our management has evaluated whether there is substantial doubt about our ability to continue as a going concern. We have not generated any revenues, incurred net losses since inception, do not expect to generate revenues in the near term and we require additional capital for our contemplated operational activities. These factors raise substantial doubt about our ability to continue as a going concern for at least one year from the issuance of these financial statements. If we are unable to raise additional capital whenever necessary, we may be forced to decelerate or curtail our research and development activities and/or other operations until such time as additional capital becomes available. Such limitation of our activities would allow us to slow our rate of spending and extend our use of cash until additional capital is raised. There can be no assurance that such a plan will be successful. There is no assurance that additional financing will be available when needed or that we will be able to obtain such financing on reasonable terms.

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 and 2020 was $4,139,387 and $2,426,969, respectively. The cash used in operations for the three months ended March 31, 2021 was primarily due to our reported net loss of $4,038,344. The cash used in operations for the three months ended March 31, 2020 was primarily due to our reported net loss of $4,217,563, partially offset by $1,820,285 in stock-based compensation, depreciation and amortization expense and the equity modification expense in the prior year quarter

Cash Flows from Investing Activities

Net cash provided by investing activities was $2,120,783 in the three months ended March 31, 2021 and was due to the timing of the maturity of our investments partially offset by the purchases of new investments. Net cash used in investing activities was $10,344 in the three months ended March 31, 2020 and was due to the purchases of property and equipment and a payment of an additional security deposit for additional rental space at our lab facility in Menlo Park, California.

Cash Flows from Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2021 and 2020 was $941,383 and $42,226, respectively. Cash provided by financing activities in the three months ended March 31, 2021 was due to the proceeds received from the exercise of stock options and warrants partially offset by the repayment of promissory notes. Cash provided by financing activities in the three months ended March 31, 2020 was due to the proceeds received from the exercise of stock options.

Contractual Obligations

We are a party to (i) a lease agreement for laboratory space leased on a month-to month basis that is part of a shared facility in Menlo Park, California and (ii) a one-year lease agreement for office space in Fairfield, New Jersey, which expires in September 2021.

Rent expense was $102,213 and $100,136 for the three months ended March 31, 2021 and 2020, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet financing arrangements at March 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Summary of Risk Factors

An investment in our common stock involves various risks, and prospective investors are urged to carefully consider the matters discussed in the section titled “Risk Factors” prior to making an investment in our common stock. These risks include, but are not limited to, the following:

●	Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is uncertain and we will need additional funding and may be unable to raise additional capital when needed, which would force us to delay, reduce or eliminate our research and development activities.

●	The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our clinical trials and preclinical studies.

●	We have had a history of losses and no revenue.

●	We are an early-stage biotechnology company and may never be able to successfully develop marketable products or generate any revenue. We have a very limited relevant operating history upon which an evaluation of our performance and prospects can be made. There is no assurance that our future operations will result in profits. If we cannot generate sufficient revenues, we may suspend or cease operations.

●	If we fail to demonstrate efficacy or safety in our research and clinical trials, our future business prospects, financial condition and operating results will be materially adversely affected.

●	If our current and any future clinical trials are delayed, suspended or terminated, we may be unable to develop our product candidates on a timely basis, which would adversely affect our ability to obtain regulatory approvals, increase our development costs and delay or prevent commercialization of any approved products.

●	If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed and, as a result, our stock price may decline.

●	Our future success depends on key members of our scientific team and our ability to attract, retain and motivate qualified personnel.

●	We may seek to establish development and commercialization collaborations, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

●	We may not be successful in our efforts to identify or discover potential drug development candidates.

●	Our research and development plans will require substantial additional future funding which could impact our operational and financial condition. Without the required additional funds, we will likely cease operations.

●	Even if we are able to develop our potential drugs, we may not be able to obtain regulatory approval, or if approved, we may not be able to generate significant revenues or successfully commercialize our products, which will adversely affect our financial results and financial condition, and we will have to delay or terminate some or all of our research and development plans, which may force us to cease operations.

●	If we do not maintain the support of qualified scientific collaborators, our revenue, growth and profitability will likely be limited, which would have a material adverse effect on our business.

●	We expect to rely on third parties to conduct our clinical trials and some aspects of our research and preclinical testing. These third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or preclinical testing.

●	We contract with third parties for the manufacture of our peptide materials for research and preclinical testing and expect to continue to do so for any future product candidate advanced to clinical trials and commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our research peptide materials, product candidates or medicines, or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our research, development or commercialization efforts.

●	We may not be able to develop drug candidates, market or generate sales of our products to the extent anticipated. Our business may fail, and investors could lose all of their investment in our Company.

●	Interim and preliminary or topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

●	We expect to expand our drug development and regulatory capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

●	The use of any of our products in clinical trials may expose us to liability claims, which may cost us significant amounts of money to defend against or pay out, causing our business to suffer.

CohBar operates in an environment that involves a number of risks and uncertainties. The risks and uncertainties described in this Quarterly Report on Form 10-Q are not the only risks and uncertainties that we face. Additional risks and uncertainties that presently are not considered material or are not known to us, and therefore are not mentioned herein, may impair our business operations. If any of the risks described in this Quarterly Report on Form 10-Q actually occur, our business, operating results and financial position could be adversely affected.

Risks Related to Our Financial Position and Need for Additional Capital

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is uncertain and we will need additional funding and may be unable to raise additional capital when needed, which would force us to delay, reduce or eliminate our research and development activities.

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is uncertain and dependent on our ability to obtain additional financing. We have expended and continue to expend substantial funds in connection with our product development, clinical trial and regulatory approval activities.

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

As a result of the COVID-19 outbreak, or similar pandemics, we may experience disruptions that could severely impact our business, clinical trials and preclinical studies, including:

●	delays or difficulties in recruiting, enrolling and retaining patients in our clinical trials;

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

●	delays or disruptions in non-clinical experiments and investigational new drug application-enabling good laboratory practice standard toxicology studies due to unforeseen circumstances in the supply chain;

●	increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, being forced to quarantine or not accepting home health visits;

●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;

●	interruption or delays in the operations of the U.S. Food and Drug Administration (FDA) and comparable foreign regulatory agencies, which may impact approval timelines;

●	limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or mass transit disruptions;

●	disruptions in the supply chain and the manufacture or shipment of both drug substance and finished drug product for our product candidates for preclinical testing and clinical trials;

●	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems; and

●	reduced ability to engage with the medical, investor and partnering communities due to the cancellation of conferences scheduled throughout the year.

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

We cannot predict whether we will encounter problems with our ongoing, planned or any future clinical trials that will cause regulatory agencies, institutional review boards, or us to suspend or delay a trial. For example, in November 2018, the Company announced the temporary suspension of the Phase 1 clinical trial for CB4211, our lead MBT candidate, in order to address injection site reactions, and we resumed the trial in June 2019. In November 2019, we announced the completion of the Phase 1a portion of the clinical trial and the commencement of the recruiting phase of the final Phase 1b stage of the study. However, in March 2020, we announced a delay in the completion of our Phase 1b study for NASH and obesity. The delays were caused by a pause by some of our clinical research organization partners in all of their activities related to the study in response to developments relating to the COVID-19 pandemic. We announced the resumption of our Phase 1b study in July 2020. In response to a routine annual development safety update report (the “DSUR”) we submitted to the FDA on August 6, 2020, the FDA requested additional details regarding injection site reaction safety data presented in the DSUR. The additional information was provided to the FDA. FDA’s review of this information or future information requests could result in the delay or suspension of our Phase 1b study to address any concerns.  Clinical trials and clinical data collection protocols can be delayed for a variety of reasons, including:

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

We are highly dependent on our key management and scientific teams, including our Chief Executive Officer, Chief Financial Officer and Chief Scientific Officer who are all employed “at will,” meaning they may terminate the employment relationship at any time. We do not maintain “key person” insurance for any of the key members of our team. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. We have in the past and may in the future continue to experience changes in our executive management team resulting from the departure of executives or subsequent hiring of new executives, which may be disruptive to our business. For example, effective May 3, 2021, Joseph Sarret assumed the role of Chief Executive Officer and Steven Engle resigned from his position as Chief Executive Officer. We anticipate that we will experience a transitional period as Dr. Sarret becomes fully integrated into his new role, and such transition may have a disruptive impact on our ability to implement our business strategy and could have a material adverse effect on our business. Any changes in business strategies can create uncertainty, may negatively impact our ability to executive our business strategy quickly and effectively and may ultimately be unsuccessful. The impact of hiring new executives may not be immediately realized.

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

All our potential drug candidates will require extensive additional research and development, including preclinical testing and clinical trials, as well as regulatory approvals, before we can market them. We cannot predict if or when any potential drug candidate we intend to develop will be approved for marketing. There are many reasons that we may fail in our efforts to develop our potential drug candidates. These include:

●	the possibility that preclinical testing or clinical trials may show that our potential drugs are ineffective and/or cause harmful side effects or toxicities;

●	our potential drugs may prove to be too expensive to manufacture or administer to patients;

●	our potential drugs may fail to receive necessary regulatory approvals from the FDA or foreign regulatory authorities in a timely manner, or at all;

●	even if our potential drugs are approved, we may not be able to produce them in commercial quantities or at reasonable costs;

●	even if our potential drugs are approved, they may not achieve commercial acceptance;

●	even if our potential drugs are approved and commercially launched, they may not receive desirable payor reimbursement and formulary access;

●	regulatory or governmental authorities may apply restrictions to any of our potential drugs, which could adversely affect their commercial success; and

●	the proprietary rights of other parties may prevent us or our potential collaborative partners from marketing our potential drugs.

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

Third-party manufacturers may not be able to comply with current good manufacturing practices (“cGMP”) as enforced by the FDA, regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in us being subject to sanctions, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or medicines, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business and results of operations.

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

Although there are no currently approved therapies for the treatment of NAFLD or NASH, there are numerous therapies in development, including those in clinical trials that are more advanced than ours. Additionally, there are numerous therapies currently marketed to treat diabetes, cancer, Alzheimer’s disease and other diseases for which our potential product candidates may be indicated. For example, if we develop an approved treatment for T2D, it would compete with several classes of drugs for T2D that are approved to improve glucose control. These include the insulin sensitizers pioglitazone (Actos) and rosiglitazone (Avandia), which are administered as oral once daily pills, and metformin, which is sometimes called an insulin sensitizer and is available as a generic once daily formulation. If we develop an approved treatment for Alzheimer’s disease, it would compete with approved therapies such as donepezil (Aricept), galantamine (Razadyne), memantine (Namenda) and rivastigmine (Exelon). These therapies are varied in their design, therapeutic application and mechanism of action and may provide significant competition for any of our product candidates for which we obtain market approval. New products may also become available that provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain market approval. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more conveniently administered or stored or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers’ or other third-party payers’ reimbursement polices seeking to encourage the use of existing products which are generic or are otherwise less expensive to provide.

We expect to expand our drug development and regulatory capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the scope of our operations, particularly in the areas of drug development and commercialization and regulatory affairs. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel, which we may not be able to attract. We expect that if our drug candidates continue to progress into and in development, we may require significant additional investment in personnel, management systems and resources, particularly in the build out of our clinical and commercial capabilities. Over the next several years, we may experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. Due to our limited financial resources and our limited operating history, we may not be able to effectively manage the expected expansion of our operations. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We may not be able to obtain agreement with regulatory authorities regarding an acceptable development plan for our product candidates, the outcome of our clinical trials may not be favorable or, even if favorable, regulatory authorities may not find the results of our clinical trials to be sufficient for marketing approval.

In the United States, the FDA generally requires two adequate and well-controlled pivotal clinical trials to approve a new drug application (“NDA”). Furthermore, for full approval of an NDA, the FDA requires a demonstration of efficacy based on a clinical benefit endpoint. The FDA may grant accelerated approval based on a surrogate endpoint reasonably likely to predict clinical benefit. Even though our pivotal clinical trials for a specific indication may achieve their primary endpoints and are reasonably believed by us to be likely to predict clinical benefit, the FDA may not accept the results of such trials or approve our product candidates on an accelerated basis, or at all. It is also possible that the FDA may refuse to accept for filing and review any regulatory application we submit for regulatory approval in the United States. Even if our regulatory application is accepted for review, there may be delays in the FDA’s review process and the FDA may determine that such regulatory application does not contain adequate clinical or other data or support the approval of our product candidate. In such a case, the FDA may issue a complete response letter that may require that we conduct and/or complete additional clinical trials and preclinical studies or provide additional information or data before it will reconsider an application for approval. Any such requirements may be substantial, expensive and time-consuming, and there is no guarantee that we will continue to pursue such application or that the FDA will ultimately decide that any such application supports the approval of our product candidate. Furthermore, the FDA may also refer any regulatory application to an advisory committee for review and recommendation as to whether, and under what conditions, the application should be approved. While the FDA is not bound by the recommendation of an advisory committee, it considers such recommendations carefully when making decisions. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient revenue to maintain our business.

The regulatory approval process is lengthy, expensive and uncertain, and we may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of our product candidates and adversely impact our ability to generate revenue, our business and our results of operations.

The development, research, testing, manufacturing, labeling, approval, selling, import, export, marketing, promotion and distribution of drug products are subject to extensive and evolving regulation by federal, state and local governmental authorities in the United States, principally the FDA, and by foreign regulatory authorities, which regulations differ from country to country. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States until we receive regulatory approval of an NDA from the FDA.

Obtaining regulatory approval of an NDA can be a lengthy, expensive and uncertain process. Prior to obtaining approval to commercialize our product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or other foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. The number of nonclinical studies and clinical trials that will be required for regulatory approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate.

Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering product candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials and result in the FDA or other regulatory authorities denying approval of a product candidate for any or all indications. The FDA may also require us to conduct additional studies or trials for our product candidates either prior to or post-approval, such as additional clinical pharmacology studies or safety or efficacy studies or trials, or it may object to elements of our clinical development program such as the primary endpoints or the number of subjects in our clinical trials.

The FDA or any foreign regulatory bodies can delay, limit or deny approval of our product candidates or require us to conduct additional nonclinical or clinical testing or abandon a program for many reasons, including:

●	the FDA or the applicable foreign regulatory authority’s disagreement with the design or implementation of our clinical trials;

●	negative or ambiguous results from our clinical trials or results that may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

●	serious and unexpected drug-related side effects experienced by participants in our clinical trials;

●	our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory authority that our product candidates are safe and effective for the proposed indication;

●	the FDA’s or the applicable foreign regulatory authority’s disagreement with the interpretation of data from nonclinical studies or clinical trials;

●	our inability to demonstrate the clinical and other benefits of our product candidates outweigh any safety or other perceived risks;

●	the FDA’s or the applicable foreign regulatory authority’s requirement for additional nonclinical studies or clinical trials;

●	the FDA’s or the applicable foreign regulatory authority’s disagreement regarding the formulation, labeling and/or the specifications of our product candidates;

●	the FDA’s or the applicable foreign regulatory authority’s failure to approve the manufacturing processes or facilities of third-party manufacturers with which we contract;

●	the potential for approval policies or regulations of the FDA or the applicable foreign regulatory authorities to significantly change in a manner rendering our clinical data insufficient for approval; or

●	the FDA or the applicable foreign regulatory authority’s disagreement with the sufficiency of the clinical, non-clinical and/or quality data in the NDA or comparable marketing authorization application.

Of the large number of drugs in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized. The lengthy development and approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, financial condition, results of operations and prospects.

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

In addition, later discovery of previously unknown adverse events or other problems with our product candidates, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

●	restrictions on such product candidates, manufacturers or manufacturing processes;

●	restrictions on the labeling or marketing of a product;

●	restrictions on product distribution or use;

●	requirements to conduct post-marketing studies or clinical trials;

●	warning or untitled letters;

●	withdrawal of any approved product from the market;

●	refusal to approve pending applications or supplements to approved applications that we submit;

●	recall of product candidates;

●	restrictions on product distribution or use;

●	fines, restitution or disgorgement of profits or revenues;

●	suspension or withdrawal of marketing approvals;

●	refusal to permit the import or export of our product candidates;

●	product seizure; and

●	injunctions or the imposition of civil or criminal penalties.

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

We own or exclusively license patents and patent applications related to our MDPs and potential MBTs and we anticipate continuing to develop our intellectual property portfolio. However, neither patents nor patent applications ensure the protection of our intellectual property for a number of reasons, including the following:

●	The United States Supreme Court rendered a decision in Molecular Pathology vs. Myriad Genetics, Inc., 133 S.Ct. 2107 (2013) (“Myriad”), in which the court held that naturally occurring DNA segments are products of nature and not patentable as compositions of matter. On March 4, 2014, the U.S. Patent and Trademark Office (“USPTO”) issued guidelines for examination of such claims that, among other things, extended the Myriad decision to any natural product. Since MDPs are natural products isolated from cells, the USPTO guidelines may affect allowability of some of our patent claims (pertaining to natural MDP sequences) that are filed in the USPTO but are not yet issued. Further, while the USPTO guidelines are not binding on the courts, it is likely that as the law of subject matter eligibility continues to develop, Myriad will be extended to natural products other than DNA. Thus, our issued U.S. patent claims directed to MDPs as compositions of matter may be vulnerable to challenge by competitors who seek to have our claims rendered invalid. While Myriad and the USPTO guidelines described above will affect our patents only in the United States, there is no certainty that similar laws or regulations will not be adopted in other jurisdictions.

●	Competitors may interfere with our patenting process in a variety of ways. Competitors may claim that they invented the claimed invention prior to us. Competitors may also claim that we are infringing their patents and restrict our freedom to operate. Competitors may also contest our patents and patent applications, if issued, by showing in various patent offices that, among other reasons, the patented subject matter was not original, was not novel or was obvious. In litigation, a competitor could claim that our patents and patent applications are not valid or enforceable for a number of reasons. If a court agrees, we would lose some or all of our patent protection.

●	As a company, we have no meaningful experience with competitors interfering with our patents or patent applications. In order to enforce our intellectual property, we may need to file a lawsuit against a competitor. Enforcing our intellectual property in a lawsuit can take significant time and money. We may not have the resources to enforce our intellectual property if a third party infringes an issued patent claim. Infringement lawsuits may require significant time and money resources. If we do not have such resources, for patents that we have licensed from a third party, the licensor is not obligated to help us enforce our patent rights. If the licensor does take action by filing a lawsuit claiming infringement, we will not be able to participate in the suit and therefore will not have control over the proceedings or the outcome of the suit.

●	Because of the time, money and effort involved in obtaining and enforcing patents, our management may spend less time and resources on developing potential drug candidates than they otherwise would, which could increase our operating expenses and delay product programs.

●	Our licensed patent applications directed to the composition and methods of using MOTS-c, an MDP, and SHLP-6, which we consider as a research peptide for the potential treatment of cancer, have not yet been issued. There can be no assurance that these or our other licensed patent applications will result in the issuance of patents, and we cannot predict the breadth of claims that may be allowed in our currently pending patent applications or in patent applications we may file or license from others in the future.

●	Issuance of a patent may not provide much practical protection. If we receive a patent of narrow scope, then it may be easy for competitors to design products that do not infringe our patent(s).

●	We have limited ability to expand coverage of our licensed patent related to SHLP-2 and our licensed patent application related to SHLP-6 outside of the United States. The lack of patent protection in international jurisdictions may inhibit our ability to advance MBT drug candidates in these markets.

●	If a court decides that the method of manufacture or use of any of our drug candidates infringes on a third-party patent, we may have to pay substantial damages for infringement.

●	A court may prohibit us from making, selling or licensing a potential drug candidate unless the patent holder grants a license. A patent holder is not required to grant a license. If a license is available, we may have to pay substantial royalties or grant cross licenses to our patents, and the license terms may be unacceptable.

●	Redesigning our potential drug candidates so that they do not infringe on other patents may not be possible or could require substantial funds and time.

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

As of March 31, 2021, our executive officers and directors own, as a group, approximately 22% of the outstanding shares of our common stock. Additionally, our executive officers and directors own, as a group, options and warrants exercisable for approximately 10% of our outstanding common stock, assuming exercise of such options and warrants. As a result, our management could exert significant influence over matters requiring stockholder approval, including the election of our board of directors, the approval of mergers and other extraordinary transactions, as well as the terms of any of these transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could in turn have an adverse effect on the fair market value of our Company and our common stock. These actions may be taken even if they are opposed by our other stockholders.

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

We are also subject to more stringent state law requirements. For example, under California law, we will be required to have at least three female directors on our board of directors and one director from an “underrepresented community” by December 31, 2021, and an additional director from an “underrepresented community” by December 31, 2022. A director from an “underrepresented community” means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. If we fail to comply with either of these requirements, we could be fined by the California Secretary of State, our reputation may be adversely affected and certain investors may divest their holdings in our stock.

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

Natural disasters could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. For example, our corporate headquarters are located in the San Francisco Bay Area, which has experienced both severe earthquakes and the effects of wildfires. We do not carry earthquake insurance. If an earthquake, wildfire, other natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

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

Date: May 17, 2021	By:	/s/ Jeffrey F. Biunno
Jeffrey F. Biunno
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)