Form 10-K/A
period 2020-12-31
CohBar, Inc.
filed 2021-06-02
CIK 1522602

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

Documents Incorporated by Reference

The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for its 2021 Annual Meeting of Shareholders. Such Proxy Statement was filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

EXPLANATORY NOTE

CohBar, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to amend its annual report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2021 (the “Original Form 10-K”). This Amendment is being filed solely to refile the certifications of the Company’s principal executive officer and principal financial officer as exhibits to this Amendment as required pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934.

No attempt has been made in this Amendment to otherwise modify or update the other disclosures presented in the Original Form 10-K. This Amendment does not reflect events occurring after the filing of the Original Form 10-K (i.e., those events occurring after March 30, 2021) or modify of update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1)	Financial Statements.

The financial statements required by Item 15(a) are filed as part of this Annual Report on Form 10-K under Item 8 “Financial Statements and Supplementary Data.”

(2)	Financial Statement Schedules.

The financial statement schedules required by Item 15(a) are omitted because they are not applicable, not required or the required information is included in the financial statements or notes thereto as filed in Item 8 of this Annual Report on Form 10-K.

(3)	Exhibits.

Exhibit No	Description
3.1	Third Amended and Restated Articles of Incorporation - Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, as filed with the Commission on January 8, 2015.

3.2	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation – Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, as filed with the Commission on June 18, 2020.

3.3	Amended and Restated Bylaws - Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K, as filed with the Commission on January 8, 2015.

4.1	Description of the Registrant’s Securities.

4.2	Common Stock Purchase Warrant, dated April 11, 2014, issued to Jon Stern - Incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 (File No. 333-200033), as filed with the Commission on November 10, 2014.

4.3	Form of Common Stock Purchase Warrants issued July 2017 - Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, as filed with the Commission on July 18, 2017.

4.4	Form of Nontransferable Common Stock Purchase Warrants issued March and April 2018 – Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, as filed with the Commission on May 4, 2018.

4.5	Form of 8% Unsecured Promissory Note Due 2021 issued March and April 2018 - Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, as filed with the Commission on May 4, 2018.

4.6	Form of Amendment to 8% Unsecured Promissory Note and Nontransferable Common Stock Purchase Warrant – Incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed with the Commission on March 12, 2020.

4.7	Form of Amendment to Common Stock Purchase Warrant – Incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K, as filed with the Commission on March 12, 2020.

4.8	Form of Second Amendment to 8% Unsecured Promissory Note and Nontransferable Common Stock Purchase Warrant – Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2020.

4.9	Form of Nontransferable Common Stock Purchase Warrant – Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2020.

4.10	Form of Common Stock Purchase Warrant issued August 2020 – Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, as filed with the Commission on August 26, 2020.

4.11	Form of Common Stock Purchase Warrant issued December 2020 – Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, as filed with the Commission on December 22, 2020.

10.1*	Amended and Restated 2011 Equity Incentive Plan - Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, as filed with the Commission on January 8, 2015.

10.2*	First Amendment to Amended and Restated 2011 Equity Incentive Plan - Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, as filed with the Commission on August 24, 2017.

10.3*	Second Amendment to Amended and Restated 2011 Equity Incentive Plan – Incorporated by reference to Exhibit 99.4 to our Registration Statement on Form S-8 (File No. 333-226434), as filed with the Commission on July 30, 2018.

10.4*	Third Amendment to Amended and Restated 2011 Equity Incentive Plan – Incorporated by reference to Exhibit 99.5 to our Registration Statement on Form S-8 (File No. 333-239387), as filed with the Commission on June 23, 2020.

10.5*	Form of Option Agreement under the 2011 Equity Incentive Plan - Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-200033), as filed with the Commission on November 10, 2014.

10.6	Exclusive License Agreement, dated August 6, 2013, between CohBar, Inc. and the Regents of the University of California - Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-200033), as filed with the Commission on November 10, 2014.

10.7	Exclusive License Agreement, dated November 3, 2011, between and among CohBar, Inc. and the Regents of the University of California, and Albert Einstein College of Medicine of Yeshiva University - Incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-200033), as filed with the Commission on November 10, 2014.

10.8*	Form of Indemnification Agreement - Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 (File No. 333-200033), as filed with the Commission on November 10, 2014.

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

Date: June 2, 2021		COHBAR, INC.

	By:	/s/ Jeffrey F. Biunno
Jeffrey F. Biunno
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Sarret	Chief Executive Officer and Director	June 2, 2021
Joseph Sarret	(Principal Executive Officer)

/s/ Jeffrey F. Biunno	Chief Financial Officer, Treasurer and Secretary	June 2, 2021
Jeffrey F. Biunno	(Principal Financial and Accounting Officer)

*	Chairman of the Board of Directors	June 2, 2021
David Greenwood

*	Director	June 2, 2021
Nir Barzilai

*	Director	June 2, 2021
Pinchas Cohen

*	Director	June 2, 2021
Phyllis Gardner

*	Director	June 2, 2021
Albion Fitzgerald

*	Director	June 2, 2021
Misha Petkevich

*	Director	June 2, 2021
Jon L. Stern

* By:	/s/ Jeffrey F. Biunno
Jeffrey F. Biunno Attorney-in-fact

4