Form 10-Q
period 2021-06-30
CohBar, Inc.
filed 2021-08-12
CIK 1522602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of August 11, 2021, the registrant had outstanding 64,408,995 shares of common stock.

COHBAR, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CohBar, Inc.
Condensed Balance Sheets

	As of
	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash	$1,603,151	$2,894,575
Investments	12,221,227	18,120,266
Prepaid expenses and other current assets	1,045,848	413,692
Total current assets	14,870,226	21,428,533
Property and equipment, net	328,078	394,004
Intangible assets, net	17,535	18,075
Other assets	69,620	67,403
Total assets	$15,285,459	$21,908,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,858,409	$727,599
Accrued liabilities	186,021	1,141,741
Accrued payroll and other compensation	731,817	853,335
Note payable, net of debt discount and offering costs of $17,441 and $15,656 as of June 30, 2021 and December 31, 2020, respectively	357,559	349,344
Total current liabilities	3,133,806	3,072,019
Notes payable, net of debt discount and offering costs of $0 and $26,159 as of June 30, 2021 and December 31, 2020, respectively	-	348,841
Total liabilities	3,133,806	3,420,860

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized 5,000,000 shares;
No shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.001 par value, Authorized 180,000,000 shares;
Issued and outstanding 62,269,427 shares as of June 30, 2021 and 61,117,524 as of December 31, 2020	62,269	61,118
Additional paid-in capital	90,609,379	87,684,323
Accumulated deficit	(78,519,995)	(69,258,286)
Total stockholders’ equity	12,151,653	18,487,155
Total liabilities and stockholders’ equity	$15,285,459	$21,908,015

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.
Condensed Statements of Operations
(unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$-	$-	$-	$-

Operating expenses:
Research and development	2,617,675	1,545,043	5,272,447	2,994,915
General and administrative	2,584,364	1,390,671	3,943,043	3,222,292
Total operating expenses	5,202,039	2,935,714	9,215,490	6,217,207
Operating loss	(5,202,039)	(2,935,714)	(9,215,490)	(6,217,207)

Other income (expense):
Interest income	(33)	1,743	3,140	37,195
Interest expense	(10,425)	(77,837)	(24,985)	(155,673)
Equity modification expense	-	(998,643)	-	(1,801,043)
Amortization of debt discount and offering costs	(10,868)	(92,078)	(24,374)	(183,361)
Total other expense	(21,326)	(1,166,815)	(46,219)	(2,102,882)

Net loss	$(5,223,365)	$(4,102,529)	$(9,261,709)	$(8,320,089)
Basic and diluted net loss per share	$(0.08)	$(0.09)	$(0.15)	$(0.19)
Weighted average common shares outstanding - basic and diluted	61,860,023	43,336,953	61,710,979	43,228,161

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Statements of Changes in Stockholders’ Equity

(unaudited)

	Three and Six Month Periods Ended June 30, 2021
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Number	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	61,117,524	$61,118	$87,684,323	$(69,258,286)	$18,487,155
Stock-based compensation	-	-	320,444	-	320,444
Exercise of employee stock options	623,901	624	958,223	-	958,847
Exercise of warrants	46,900	46	67,490	-	67,536
Net loss	-	-	-	(4,038,344)	(4,038,344)
Balance, March 31, 2021	61,788,325	$61,788	$89,030,480	$(73,296,630)	$15,795,638
Stock-based compensation	-	-	957,558	-	957,558
Sale of common stock, net	481,102	481	621,341	-	621,822
Net loss	-	-	-	(5,223,365)	(5,223,365)
Balance, June 30, 2021	62,269,427	$62,269	$90,609,379	$(78,519,995)	$12,151,653

	Three and Six Month Periods Ended June 30, 2020
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Number	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	43,069,418	$43,069	$61,087,082	$(52,993,325)	$8,136,826
Stock-based compensation	-	-	882,645	-	882,645
Equity modification expense	-	-	802,400	-	802,400
Exercise of employee stock options	71,981	72	42,154	-	42,226
Net loss	-	-	-	(4,217,563)	(4,217,563)
Balance, March 31, 2020	43,141,399	$43,141	$62,814,281	$(57,210,888)	$5,646,534
Stock-based compensation	-	-	653,127	-	653,127
Equity modification expense	-	-	998,643	-	998,643
Sale of common stock, net	2,350,067	2,350	4,302,765	-	4,305,115
Exercise of employee stock options	133,860	134	190,197	-	190,331
Exercise of warrants	20,000	20	44,980	-	45,000
Net loss	-	-	-	(4,102,529)	(4,102,529)
Balance, June 30, 2020	45,645,326	$45,645	$69,003,993	$(61,313,417)	$7,736,221

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.
Statements of Cash Flows
(unaudited)

	For The Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(9,261,709)	$(8,320,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72,864	84,300
Stock-based compensation	1,278,002	1,535,772
Equity modification expense	-	1,801,043
Amortization of debt discount	23,339	174,401
Amortization of debt issuance costs	1,035	8,960
Discount on investments	(1,961)	192
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(632,156)	(401,547)
Accounts payable	1,130,810	307,573
Accrued liabilities	(955,720)	72,146
Accrued payroll and other compensation	(121,518)	(51,449)
Net cash used in operating activities	(8,467,014)	(4,788,701)

Cash flows from investing activities:
Purchases of property and equipment	(6,398)	(8,169)
Payment for security deposit	(2,217)	(3,161)
Purchases of investments	(18,251,000)	(249,269)
Proceeds from redemptions of investments	24,152,000	-
Net cash provided by (used in) investing activities	5,892,385	(260,599)

Cash flows from financing activities:
Proceeds from the At-the-Market Offering, net	621,822	4,305,115
Proceeds from exercise of warrants	67,536	45,000
Repayment of promissory notes	(365,000)	-
Proceeds from exercise of employee stock options	958,847	232,557
Net cash provided by financing activities	1,283,205	4,582,672

Net decrease in cash	(1,291,424)	(466,628)
Cash at beginning of period	2,894,575	12,563,853
Cash at end of period	$1,603,151	$12,097,225

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,332	$1,300
Cash paid for interest	$89,908	$-

The accompanying notes are an integral part of these condensed financial statements

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Business Organization and Nature of Operations

CohBar, Inc. (“CohBar,” “its” or the “Company”) is a clinical stage biotechnology company focused on the research and development of mitochondria based therapeutics (“MBTs”), an emerging class of drugs for the treatment of chronic and age-related diseases including non-alcoholic steatohepatitis (“NASH”), obesity, cancer, fibrotic diseases such as idiopathic pulmonary fibrosis (“IPF”), acute respiratory distress syndrome (“ARDS”) including COVID-19 associated ARDS, type 2 diabetes mellitus and cardiovascular and neurodegenerative diseases.

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

The unaudited interim condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by U.S. GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K (the “2020 Form 10-K”), filed with the SEC on March 30, 2021. The interim unaudited condensed financial statements should be read in conjunction with those audited financial statements included in the 2020 Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any other period.

Note 2 – Liquidity and Going Concern

As of June 30, 2021, the Company had working capital and stockholders’ equity of $11,736,420 and $12,151,653, respectively. During the six months ended June 30, 2021, the Company incurred a net loss of $9,261,709 and utilized cash of $8,467,014 in its operating activities. The Company’s management has evaluated whether there is substantial doubt about its ability to continue as a going concern. The Company has not generated any revenues, has incurred net losses since inception, does not expect to generate revenues in the near term and requires additional capital for its contemplated operational activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of the Company’s financial statements for the quarter ended June 30, 2021. If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail its research and development activities and/or other operations until such time as additional capital becomes available. Such limitation of its activities would allow the Company to slow its rate of spending with the goal of extending its use of cash until additional capital is raised. There can be no assurance that such a plan would be successful. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain such financing on reasonable terms.

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

Investments

Investments as of June 30, 2021 and December 31, 2020 consist of U.S. Treasury Bills, which are classified as held-to-maturity, totaling $12,221,227 and $18,120,266, respectively. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. All of the Company’s U.S. Treasury Bills mature within the subsequent twelve months from the date of purchase. Unrealized gains and losses were de minimus. As of June 30, 2021 and December 31, 2020, the carrying value of the Company’s U.S. Treasury Bills approximates their fair value due to their short-term maturities.

Common Stock Purchase Warrants

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets, liabilities and equity is required. The Company’s free-standing derivatives consist of warrants to purchase common stock that were issued in connection with its notes payable and a private offering. The Company evaluated these warrants to assess their proper classification using the applicable criteria enumerated under U.S. GAAP and determined that the common stock purchase warrants meet the criteria for equity classification in the accompanying balance sheets as of June 30, 2021 and December 31, 2020.

Share-Based Payment

The Company accounts for share-based payments using the fair value method. For employees and directors, the fair value of the award is measured, as discussed below, on the grant date. For non-employees, fair value is generally valued based on the fair value of the services provided or the fair value of the equity instruments on the measurement date, whichever is more readily determinable. The Company accounts for performance-based share payments by measuring the fair value of the grant when the performance criteria are deemed satisfied and recognizing the associated expense at that time. The Company has granted stock options at exercise prices equal to the closing price of the Company’s common stock as reported by Nasdaq, with input from management on the date of grant. Upon exercise of an option or warrant, the Company issues new shares of common stock out of its authorized shares.

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

The weighted-average Black-Scholes assumptions are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Expected life	6.25 years	6.25 years	6.25 years	6.25 years
Risk free interest rate	1.06%	0.21%	1.06%	0.95%
Expected volatility	91%	99%	91%	97%
Expected dividend yield	0%	0%	0%	0%
Forfeiture rate	0%	0%	0%	0%

As of June 30, 2021, total unrecognized stock option compensation expense was $6,780,374, which will be recognized as those options vest over a period of approximately four years. The amount of future stock option compensation expense could be affected by any future option grants or by any option holders leaving the Company before their grants are fully vested.

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

	As of June 30,
	2021	2020
Options	10,944,413	7,447,974
Warrants	19,368,918	4,887,223
Totals	30,313,331	12,335,197

Recent Accounting Pronouncement

In December 2019, the Financial Accounting Standards Board issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. Upon adoption, ASU No. 2019-12 did not have an impact on the Company’s consolidated financial statements and related disclosures.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 4 – Accrued Liabilities

Accrued liabilities consist of:

	As of
	June 30, 2021	December 31, 2020
Lab services & supplies	$34,052	$917,194
Professional fees	36,272	44,171
Interest	97,809	162,731
Other	17,888	17,645
Total accrued liabilities	$186,021	$1,141,741

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

Rent expense was $104,429 and $101,104 for the three months ended June 30, 2021 and 2020, respectively. Rent expense was $206,642 and $201,240 for the six months ended June 30, 2021 and 2020, respectively.

Note 6 – Stockholders’ Equity

Authorized Capital

The Company has authorized the issuance and sale of up to 185,000,000 shares of stock, consisting of 180,000,000 shares of common stock having a par value of $0.001 and 5,000,000 shares of Preferred Stock having a par value of $0.001 per share. As of June 30, 2021 and 2020, there were no shares of Preferred Stock outstanding and there were no declared but unpaid dividends or undeclared dividend arrearages on any shares of the Company’s capital stock.

Registration of Shares

During the six months ended June 30, 2021, the Company filed a registration statement for the shares issued in its private offering (the “Private Offering”) with certain promissory note holders in December 2020. The Company converted outstanding amounts under its 8% Unsecured Promissory Notes (the “2018 Notes”) due in 2021 and 2022 in the Private Offering totaling an aggregate of $3,847,018 in principal and interest and issued 3,154,115 units at a price of $1.22 per unit. Each unit consists of one share of the Company’s common stock and one warrant to purchase 0.75 of one share of the Company’s common stock at an exercise price of $1.44 per share. Each warrant can be exercised at any time on or after June 18, 2021 and has an expiration date of June 18, 2026. Two officers of the Company participated in the Private Offering and converted an aggregate of approximately $131,000 in principal and interest into 107,000 units.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 – Stockholders’ Equity (continued)

Stock Options

The Company has an incentive stock plan, the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”), and has granted stock options to employees, non-employee directors and consultants from the 2011 Plan. Options granted under the 2011 Plan may be Incentive Stock Options or Non-statutory Stock Options, as determined by the Administrator at the time of grant. On June 16, 2020, the Company’s stockholders approved an amendment to the 2011 Plan to increase the number of shares authorized for issuance under the 2011 Plan to a total of 14,000,000 shares. As of June 30, 2021, there were 3,280,686 shares remaining available for issuance under the 2011 Plan.

In connection with the appointment of Joseph Sarret as the Company’s Chief Executive Officer, the Company entered into an Inducement Stock Option Agreement with Dr. Sarret on May 3, 2021. Pursuant to such agreement, the Company granted Dr. Sarret (1) a time-based inducement nonqualified stock option to purchase 2,250,000 shares of common stock and (2) a performance-based inducement nonqualified stock option to purchase 1,300,000 shares of common stock (the “Inducement Awards”). The options have an exercise price of $1.35, and the time-based grant will vest as to 25% of the shares on the one-year anniversary of the grant date, May 3, 2021, with the remaining shares subject to the option vesting in 36 equal monthly installments. The time-based Inducement Award has an aggregate grant date fair value of $2,227,000.

During the six months ended June 30, 2021, the Company granted stock options to employees to purchase 5,122,000 shares of the Company’s common stock, including the time-based Inducement Award, with grant date prices that ranged between $1.35 to $1.38 per share. The stock options have terms of ten years and are subject to vesting based on continuous service of the awardee over periods ranging from three to four years. The stock options have an aggregate grant date fair value of $5,266,046.

During the six months ended June 30, 2021, stock options to purchase 623,901 shares of common stock were exercised for cash proceeds of $958,847.

During the six months ended June 30, 2021, stock options to purchase 1,023,577 shares of common stock were cancelled and returned to the option pool for future issuance.

The Company recorded stock-based compensation as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$119,627	$235,754	$176,730	$448,183
General and administrative	837,931	417,373	1,101,272	1,087,589
Total	$957,558	$653,127	$1,278,002	$1,535,772

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 – Stockholders’ Equity (continued)

The following table represents stock option activity for the six months ended June 30, 2021:

			Weighted Average				Aggregate
	Stock Options		Exercise Price		Fair Value	Contractual	Intrinsic
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Value
Balance – December 31, 2020	7,469,891	5,390,431	$2.06	$1.68	$1.68	6.27	$-
Granted	5,122,000	-	-	-	-	-	-
Exercised	(623,901)	-	-	-	-	-	-
Cancelled	(1,023,577)	-	-	-	-	-	-
Balance – June 30, 2021	10,944,413	5,687,911	$1.78	$1.71	$1.71	6.26	$1,936,519

The following table summarizes information on stock options outstanding and exercisable as of June 30, 2021:

Grant Price		Weighted Average Exercise	Total	Number	Weighted Average
From	To	Price	Outstanding	Exercisable	Remaining Contractual Term
$0.26	$2.02	$1.14	7,430,746	2,585,392	7.87 years
$2.10	$4.60	$2.46	2,920,667	2,537,437	7.18 years
$5.30	$8.86	$6.25	593,000	565,082	6.84 years
		Totals	10,944,413	5,687,911

Warrants

During the six months ended June 30, 2021, the Company granted warrants to two service providers to purchase a total of 60,000 shares of its common stock with an exercise price of $1.38 per share. Fifty thousand of these warrants were valued using the Black-Scholes option pricing model and the corresponding expense will be recognized over the vesting period of one year. Ten thousand of these warrants are performance based and will be valued and expensed at the time the performance conditions are met. The warrants have terms that range from two to three years with vesting over a one-year period.

During the six months ended June 30, 2021, warrants to purchase 46,900 shares of common stock were exercised for cash proceeds of $67,536.

During the six months ended June 30, 2021, warrants to purchase 17,000 shares of common stock expired and were cancelled.

The following table summarizes information on warrants outstanding as of June 30, 2021.

			Weighted Average				Aggregate
	Warrants		Exercise Price		Fair Value	Contractual	Intrinsic
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Value
Balance – December 31, 2020	19,372,818	15,495,973	$1.62	$1.61	$0.81	4.07	$-
Granted	60,000	-	-	-	-	-	-
Exercised	(46,900)	-	-	-	-	-	-
Cancelled	(17,000)	-	-	-	-	-	-
Balance – June 30, 2021	19,368,918	19,317,251	$1.62	$1.62	$0.81	3.58	$916,060

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 7 – At-the-Market Offering

In May 2020, the Company entered into an At-the-Market Offering Sales Agreement (the “ATM”) with Virtu Americas, LLC as sales agent. During the three months ended June 30, 2021, the Company sold 654,642 shares of its common stock under the ATM program for proceeds of $882,183, net of commissions. The Company incurred professional fees of $21,294 related to the ATM and recognized those costs as a reduction to additional paid-in capital in the accompanying condensed balance sheets. Due to the timing of sales, 173,540 shares were issued, and the related proceeds were received, in July 2021 (see Note 11 Subsequent Events). During the three months ended June 30, 2020, the Company sold 2,350,067 shares of its common stock under the ATM program for proceeds of $4,305,115, net of commissions and professional fees of $217,693.

Note 8 – Non-Cash Expenses

The following table details the Company’s non-cash expenses included in the accompanying condensed statements of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Stock-based compensation	$957,558	$653,127	$1,278,002	$1,535,772
Depreciation & amortization	36,179	40,342	72,864	84,300
Subtotal	$993,737	$693,469	$1,350,866	$1,620,072

Other expense:
Amortization of debt discount	10,407	87,200	23,339	174,401
Equity modification expense	-	998,643	-	1,801,043
Subtotal	$10,407	$1,085,843	$23,339	$1,975,444

Total non-cash expenses	$1,004,144	$1,779,312	$1,374,205	$3,595,516

Note 9 – Amendments to Notes and Warrants

Warrants

On March 10, 2020, the Company entered into amendments (the “Amendments”) with certain holders of the 2018 Notes and Nontransferable Common Stock Purchase Warrants (the “2018 Warrants”). Pursuant to the Amendments, the maturity date of the applicable 2018 Notes was extended and the expiration date of the applicable 2018 Warrants was extended from March 29, 2021 to March 29, 2022. The terms of the applicable 2018 Notes were also amended to grant the holders of such 2018 Notes a right to participate in the Private Offering and to grant resale registration rights in connection therewith. Three officers of the Company signed Amendments extending the maturity date of their 2018 Notes and the expiration date of their 2018 Warrants. The Company recognized in Other Expenses, $209,810 of costs relating to the 2018 Warrants extension in the accompanying condensed statements of operations. On August 10, 2020, the 2018 Notes and the 2018 Warrants were further amended.

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

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 10 – Promissory Notes

During the six months ended June 30, 2021, the Company paid $454,908 in principal and interest for four promissory notes that matured.

Note 11 – Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date on which the condensed financial statements were issued require adjustment or disclosure in the Company’s condensed financial statements.

Subsequent to June 30, 2021, the Company sold 1,003,234 shares of its common stock under its ATM program for proceeds of $2,023,897, net of commissions. Also, subsequent to June 30, 2021, the Company issued 173,540 shares of common stock for sales that occurred in June 2021 under the Company’s ATM program (see Note 7 At-the-Market Offering). The Company received proceeds of $239,067, net of commissions, upon issuance of those shares.

Subsequent to June 30, 2021, a total of 133,382 stock options were exercised for cash proceeds of $130,682.

Subsequent to June 30, 2021, a total of 811,750 warrants were exercised for cash proceeds of $1,168,920.

Subsequent to June 30, 2021, the Company issued 17,662 shares of common stock at a price of $0.95 pursuant to its Employee Stock Purchase Plan (the “ESPP”). One officer of the Company participated in the ESPP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). All references to the second quarter mean the three-month period ended June 30, 2021, and all references to the first six months of 2021 and 2020 mean the six-month periods ended June 30, 2021 and 2020, respectively. Unless the context otherwise requires, “CohBar,” “we,” “us” and “our” refer to CohBar, Inc.

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

Overview

We are a clinical stage biotechnology company and a leader in the research and development of mitochondria based therapeutics (“MBTs”), an emerging class of drugs with the potential to treat a wide range of chronic and age-related diseases, including non-alcoholic steatohepatitis (“NASH”), obesity, fibrotic diseases including idiopathic pulmonary fibrosis (“IPF”), acute respiratory distress syndrome (“ARDS”) including COVID-19 associated ARDS, cancer, type 2 diabetes mellitus (“T2D”), and cardiovascular and neurodegenerative diseases.

MBTs originate from almost two decades of research by our founders, resulting in their discovery of a novel group of mitochondrial-derived peptides (“MDPs”) encoded within the mitochondrial genome. Some of these naturally occurring MDPs and their analogs have demonstrated a range of biological activity and therapeutic potential in research models across multiple chronic and age-related diseases.

We are focused on building our organization, enhancing our scientific and management teams and their capabilities, planning and strategy, raising capital and the research and development of our MDPs. Our research efforts have focused on discovering and evaluating our MDPs for potential development as MBT drug candidates.

Our efforts have resulted in the identification of more than 100 previously unidentified peptides encoded within the mitochondrial genome and we have generated over 1,000 analogs of those peptides. Many of these MDPs and their analogs have demonstrated various degrees of biological activity in cell based and/or animal models and/or clinical trials relevant to a wide range of diseases, such as NASH, obesity, fibrotic diseases including IPF, ARDS, cancer, and other diseases.

Clinical Program: Our first clinical candidate, CB4211, is a potential treatment for NASH and obesity. It is a novel peptide initially developed from a MOTS-c MDP. In July 2018, we initiated a Phase 1a/1b clinical study of CB4211. In November 2019, the double-blind, placebo-controlled Phase 1a stage was completed and the blinded safety and tolerability data supported advancement to the Phase 1b stage of the study. The Phase 1a stage of the study was designed to initially assess the safety, tolerability and pharmacokinetics of CB4211 following single and multiple-ascending doses in healthy subjects. In November 2019, we initiated recruitment for the Phase 1b stage, which was designed to assess the safety, tolerability and activity of CB4211 in obese subjects with non-alcoholic fatty liver disease. Assessments included changes in liver fat assessed by MRI-PDFF, body weight and biomarkers relevant to NASH and obesity.  In March 2021, we completed the enrollment for the Phase 1b clinical trial. In April 2021, we announced the last subject visit had been completed.

In August 2021, we released positive topline data from the Phase 1a/1b clinical study of CB4211. The study met its primary endpoints as CB4211 was well-tolerated and appeared safe  with no serious adverse events. The evaluation of the exploratory endpoints showed significant reductions from baseline in key biomarkers of liver damage, ALT and AST, and in glucose levels in the CB4211 group compared to placebo after four weeks of treatment, with a trend towards lower body weight. At four weeks, ALT decreased by 21% from baseline for subjects treated with CB4211 compared to a 4% increase for placebo (p <0.05). The proportion of ALT responders achieving a >17 U/L decrease from baseline in ALT was 27% for subjects treated with CB4211 compared to 11% for subjects treated with placebo. A decrease of >17 U/L in ALT has been associated with histologic improvement in NASH patients. AST decreased by 28% from baseline for subjects treated with CB4211 compared to an 11% decrease for placebo (p <0.05). Glucose decreased by 6% from baseline for subjects treated with CB4211 compared to no change for placebo (p <0.05). There was a substantial reduction in absolute liver fat measured by MRI-PDFF (Magnetic resonance imaging – proton density fat fraction) in both treatment arms. By 4 weeks, liver fat showed an absolute decrease of 5.21% for CB4211 and 4.88% absolute decrease in placebo. The proportion of responders achieving a 30% reduction from baseline in liver fat content at four weeks was 36% for subjects treated with CB4211 compared to 33% for placebo. A relative reduction of 30% in liver fat is associated with a histological response in non-alcoholic steatohepatitis. We are continuing to analyze the data from the study, including the pharmacokinetic data when available.

Preclinical Programs: Our preclinical pipeline currently includes: CB5138-3 for IPF and other fibrotic diseases, CB5064 Analogs for ARDS, including COVID-19 associated ARDS, CB5046 Analogs for cancer and other diseases, and MBT3 Analogs for cancer immunotherapy. Our research efforts have further identified and focused on certain MDPs and their analogs that have demonstrated therapeutic potential for treating those diseases in preclinical models.

●	CB5138 Analogs for IPF and other Fibrotic Diseases: Our discovery efforts have identified CB5138 Analogs, a family of novel peptides with potential for use as treatments for fibrotic diseases. In co-cultures of human lung cells, CB5138-1 decreased the expression of key fibrosis biomarkers, including alpha smooth muscle actin (αSMA), and collagen types I and III. CB5138-1 also decreased the transformation of healthy lung cells into fibrotic cells after induction by TGF-beta1, resulting in reduced production of the fibrotic components αSMA and pro-collagen I alpha 1. In vivo, CB5138-1 decreased lung fibrosis and inflammation in both the prophylactic mouse model of IPF, initiating treatment with the peptide immediately after fibrosis induction by bleomycin, and in the therapeutic mouse model of IPF, starting peptide treatment one week after induction. In addition, using the more exacting therapeutic model of IPF, two new analogs of CB5138 (CB5138-2 and CB5138-3) significantly reduced lung fibrosis assessed by the Ashcroft Score, reduced inflammation, and decreased fibrosis-related changes in lung weight, collagen deposition in lung tissue, and collagen secretion into lung fluid. In the first quarter of 2021, we identified CB5138-3 as the lead clinical candidate in this program and we have initiated IND-enabling activities with the goal of filing an IND in 2022.

●

CB5064 Analogs for ARDS, including COVID-19 Associated ARDS: Our internal discovery efforts have identified CB5064 Analogs, a family of peptides that are agonists of the apelin receptor with potential for use as therapeutics for COVID-19 associated ARDS and ARDS in general. In May 2020, we initiated testing of CB5064 Analogs in preclinical models of ARDS. In the preclinical studies, acute lung injury was induced in mice by administration of lipopolysaccharide (“LPS”), a bacterial toxin that produces similar symptoms to other causes of ARDS, including fluid accumulation and cytokine secretion. A single dose of CB5064 Analog was administered one hour prior to the LPS exposure and effects on lung weight and levels of pro-inflammatory cytokines were measured at 4 hours after LPS exposure. Treatment with CB5064 Analogs reduced fluid accumulation in the lungs and a corresponding broad reduction in levels of key pro-inflammatory cytokines secreted into the lung fluid, when compared to treatment with a placebo control. We previously demonstrated the beneficial effects of this novel family of peptides on glucose tolerance, insulin sensitivity and weight loss in an obese mouse model of T2D, as presented at the American Diabetes Association in 2019. In January 2021, we signed a Non-Clinical Evaluation Agreement (NCEA) with the National Institute of Allergy and Infectious Diseases (NIAID) initiating a collaboration to evaluate the potential of CB5064 Analogs for the treatment of COVID-19 associated ARDS using a preclinical model validated by NIAID. NIAID has not yet tested our compound, but recently informed us that, after attempting to validate their internal Syrian golden hamster SARS-CoV-2 model using dexamethasone, they have concluded that the model is likely only useful for testing vaccines and antiviral agents acting directly on the virus, but not for testing drugs intended to address the downstream disease processes. Based on their own studies, the model does not replicate the effects of other drugs that are known to be clinically effective, such as dexamethasone. Since our CB5064 Analogs are also expected to act on the downstream consequences of SARS-CoV-2 infection, this model would not be relevant for assessing their efficacy. As a result, we no longer plan to pursue testing in the current NIAID preclinical model. Based on our existing efficacy data for CB5064 analogs in preclinical ARDS models described above, and contingent on the availability of additional funding, we plan to nominate a clinical candidate and initiate pre-IND work in 2021, with the longer-term goal of initiating a Phase 1 study subject to the successful completion of those pre-IND activities.

●	CB5046 Analogs for Cancer and Other Disease Indications: Our internal discovery efforts have identified CB5046 Analogs, a family of novel potent and selective peptide inhibitors of CXCR4, a key chemokine receptor involved in tumor growth, metastasis and avoidance of immune surveillance that is overexpressed in 75% of human tumors. CXCR4 is also involved in localization of healthy stem cells and in certain genetic diseases. We have demonstrated positive effects of one of the CB5046 Analogs when administered in combination with chemotherapy in an animal model of aggressive melanoma. Contingent on additional funding, we plan to screen multiple peptide analogs for in vitro activity and, based on successful outcomes from those studies, we expect to determine the appropriate initial indication for further preclinical investigation.

●	MBT3 Analogs for Cancer Immunotherapy: Our discovery efforts have identified a novel peptide family, MBT3 Analogs. We have demonstrated the enhanced killing of cancer cells by human immune cells in the presence of an MBT3 Analog, and plan to further explore the therapeutic potential of this analog family for treatment of cancer, subject to resource availability and the requirements of our more-advanced programs.

We have financed our operations primarily with proceeds from sales of our equity securities, including our initial public offering, private placements of our securities, public sales of our securities and the exercise of outstanding warrants and stock options, as well as through a debt offering. Since our inception through June 30, 2021, our operations have been funded with an aggregate of approximately $77,783,000 from the sale and issuance of equity instruments and debt.

Since inception, we have incurred significant operating losses. Our net losses were $9,261,709 and $8,320,089 for the six months ended June 30, 2021 and 2020, respectively. We incurred $1,374,205 and $3,595,516 in non-cash expenses during the six months ended June 30, 2021 and 2020, respectively. Our net losses excluding non-cash expenses were $7,887,504 and $4,724,573 for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $78,519,995. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. Although we anticipate incurring increasing expenses as we incur the balance of our clinical trial costs for CB4211, the costs of the IND-enabling activities for CB5138-3 and as we conduct preclinical development of our other research peptides, the extent of that increase is uncertain at this time and subject to change due to the ongoing COVID-19 pandemic and other factors.

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

Our Research Programs

Our research and development programs include activities in support of our continuing evaluation of CB4211 in NASH and Obesity, as well as the operation of our platform technology related to the discovery and development of new MBTs, evaluation of newly discovered MDPs, design of novel improved analogs, evaluation of their therapeutic potential and optimization of their characteristics as potential MBT drug development candidates. Depending on factors of capability, cost, efficiency and intellectual property rights, we conduct our research programs at our laboratory facility, or externally, pursuant to contractual arrangements with CROs or under collaborative arrangements with academic institutions.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. Other significant costs include legal fees relating to patent and corporate matters and fees for accounting and consulting services and directors’ and officers’ insurance. We anticipate that our general and administrative expenses will increase in the year ending December 31, 2021 as we incur higher compensation costs and the compensation costs related to the stock options grants made during the six months ended June 30, 2021.

Results of Operations

The following table sets forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	For The Three Months Ended June 30,		Change
	2021	2020	$	%
Operating expenses:
Research and development	$2,617,675	$1,545,043	$1,072,632	69%
General and administrative	2,584,364	1,390,671	1,193,693	86%
Total operating expenses	$5,202,039	$2,935,714	$2,266,325	77%

Comparison of Three Months Ended June 30, 2021 and 2020

Research and development expenses were $2,617,675 in the three months ended June 30, 2021 compared to $1,545,043 in the prior year period, an increase of $1,072,632, or 69%. The increase in research and development expenses was primarily due to an increase of $909,040 associated with our research programs focused on continuing the development of our peptides and a $358,573 increase in clinical trial costs due to the timing of those expenses. The increase in research and development costs was partially offset by decreases of $116,127 in stock-based compensation costs and $66,671 in payroll taxes due to credits received under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).

General and administrative expenses were $2,584,364 in the three months ended June 30, 2021 compared to $1,390,671 in the prior year period, an increase of $1,193,693, or 86%. The increase in general and administrative expenses was primarily due to $532,376 in higher compensation costs primarily due to the departure of our former CEO, a $420,558 increase in stock-based compensation costs and a $54,180 increase in D&O insurance premiums.

	For The Six Months Ended June 30,		Change
	2021	2020	$	%
Operating expenses:
Research and development	$5,272,447	$2,994,915	$2,277,532	76%
General and administrative	3,943,043	3,222,292	720,751	22%
Total operating expenses	$9,215,490	$6,217,207	$2,998,283	48%

Comparison of Six Months Ended June 30, 2021 and 2020

Research and development expenses were $5,272,447 in the six months ended June 30, 2021 compared to $2,994,915 in the prior year period, an increase of $2,277,532, or 76%. The increase in research and development expenses was primarily due to $1,790,443 in expenses associated with our research programs focused on continuing the development of our peptides and a $908,148 increase in our CB4211 program related to our clinical trial and development costs due to the timing of those expenses. The increase in research and development costs was partially offset by decreases of $271,453 in stock-based compensation costs and $68,976 in payroll taxes due to credits received under the CARES Act. Though we expect research and development expenses to increase in the coming quarters as we incur the costs of our clinical trial for CB4211, and the IND-enabling activities for our second clinical candidate CB5138-3 and continue evaluating and optimizing other potential MBT drug candidates, the extent of that increase is unknown at this time and subject to change based on successful outcomes of our studies, the amount of capital available to us and the uncertainties related to the COVID-19 pandemic.

General and administrative expenses were $3,943,043 in the six months ended June 30, 2021 compared to $3,222,292 in the prior year period, an increase of $720,751, or 22%. The increase in general and administrative expenses was primarily due to higher compensation costs of $532,376 primarily related to the departure of our former CEO, a $104,551 increase in D&O insurance premiums and a $97,275 increase in legal fees associated with protecting our intellectual property rights. Though we expect general and administrative expenses for the year ending December 31, 2021 to be higher in comparison to the prior year as we incur the increased costs for such items as noted above, the extent of that increase is unknown at this time and subject to change based on uncertainties related to the COVID-19 pandemic.

Liquidity and Capital Resources

As of June 30, 2021, we had cash, cash equivalents and investments totaling $13,824,378. We maintain our cash in a checking and savings account on deposit with a banking institution in the United States.

On May 27, 2020, we entered into an At-the-Market Offering Sales Agreement (the “ATM”) with Virtu Americas, LLC, as sales agent, pursuant to which we may sell shares of common stock with an aggregate offering price of up to $20,000,000. During the three months ended June 30, 2021, we sold 654,642 shares of our common stock under the ATM program for proceeds of $882,183, net of commissions. We incurred professional fees of $21,294 related to the ATM and recognized those costs as a reduction to additional paid-in capital in the accompanying condensed balance sheets (see Note 7 to our condensed consolidated financial statements). During the three months ended June 30, 2020, we sold 2,350,067 shares of our common stock under the ATM program for proceeds of $4,305,115, net of commissions and professional fees of $217,693.

As of June 30, 2021, we had working capital and stockholders’ equity of $11,736,420 and $12,151,653, respectively. During the six months ended June 30, 2021, we incurred a net loss of $9,261,709. We have not generated any revenues, have incurred net losses since inception and do not expect to generate revenues in the near term. Factors such as these and our projected cash burn raise substantial doubt about our ability to continue as a going concern for at least one year from the issuance of our financial statements for the quarter ended June 30, 2021. If we are unable to raise additional capital whenever necessary, we may be forced to decelerate or curtail our research and development activities and/or other operations until such time as additional capital becomes available. Such limitation of our activities would allow us to slow our rate of spending with the goal of extending our use of cash until additional capital is raised. There can be no assurance that such a plan will be successful. There is no assurance that additional financing will be available when needed or that we will be able to obtain such financing on reasonable terms.

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 and 2020 was $8,467,014 and $4,788,701, respectively. The cash used in operations for the six months ended June 30, 2021 was primarily due to our reported net loss of $9,261,709, partially offset by an increase in accounts payable of $1,130,810 due to the timing of invoices received during the current quarter. The cash used in operations for the six months ended June 30, 2020 was primarily due to our reported net loss of $8,320,092, partially offset by $3,604,476 in stock-based compensation, depreciation and amortization expense and the equity modification expense in the prior year quarter.

Cash Flows from Investing Activities

Net cash provided by investing activities was $5,892,385 in the six months ended June 30, 2021 and was primarily due to the redemptions of investments during the period. Net cash used in investing activities was $260,599 in the six months ended June 30, 2020 and was primarily due to the purchases of investments during the period.

Cash Flows from Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2021 and 2020 was $1,283,205 and $4,582,672, respectively. Cash provided by financing activities in the six months ended June 30, 2021 was due to proceeds received from the sale of common stock under our ATM program and the exercise of stock options and warrants partially offset by the repayment of promissory notes. Cash provided by financing activities in the six months ended June 30, 2020 was primarily due to proceeds received from sales of common stock under our ATM program and the exercise of stock options and warrants.

Contractual Obligations

We are a party to (i) a lease agreement for laboratory space leased on a month-to month basis that is part of a shared facility in Menlo Park, California and (ii) a one-year lease agreement for office space in Fairfield, New Jersey, which expires in September 2021.

Rent expense was $104,429 and $101,104 for the three months ended June 30, 2021 and 2020, respectively. Rent expense was $206,642 and $201,240 for the six months ended June 30, 2021 and 2020, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet financing arrangements at June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risk Factors

An investment in our common stock involves various risks, and prospective investors are urged to carefully consider the matters discussed in the section titled “Risk Factors” prior to making an investment in our common stock. These risks include, but are not limited to, the following:

●	Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is uncertain and we will need additional funding and may be unable to raise additional capital when needed, which would force us to delay, reduce or eliminate our research and development activities.

●	The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, and the ongoing COVID-19 pandemic, could adversely impact our business, including our clinical trials and preclinical studies.

●	We have had a history of losses and no revenue.

●	We are an early-stage biotechnology company and may never be able to successfully develop marketable products or generate any revenue. We have a very limited relevant operating history upon which an evaluation of our performance and prospects can be made. There is no assurance that our future operations will result in profits. If we cannot generate sufficient revenues, we may suspend or cease operations.

●	If we fail to demonstrate efficacy or safety in our research and clinical trials, our future business prospects, financial condition and operating results will be materially adversely affected.

●

If any future clinical trials are delayed, suspended or terminated, we may be unable to develop our product candidates on a timely basis, which would adversely affect our ability to obtain regulatory approvals, increase our development costs and delay or prevent commercialization of any approved products.

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

Our operations to date have consumed substantial amounts of cash, and we expect our capital and operating expenditures to continue to increase in the next few years. We may not be able to generate significant revenues for several years, if at all. Until we can generate significant revenues, if ever, we expect to satisfy our future cash needs through equity or debt financing, and/or through any future development collaborations with commercial partners. We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and, in light of our current market capitalization, it may be more difficult to raise the amount of capital needed to support planned development of our product candidates. In addition, the ongoing COVID-19 pandemic has led to, and may continue to create, global economic disruption, uncertainty and volatility in the global financial markets. These effects may make it increasingly difficult to raise additional capital. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to significantly delay, reduce the scope of, or eliminate one or more of our research and development activities. If we are unable to secure additional capital, preparation for and execution of a Phase 2 clinical trial of CB4211 and an initial clinical trial for CB5138-3 will be delayed or discontinued. We could also be required to seek collaborators for our product candidate at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to such product candidates.

The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, and the ongoing COVID-19 pandemic, could adversely impact our business, including our clinical trials and preclinical studies.

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

Timely enrollment in our clinical trials is dependent upon global clinical trial sites, which may be adversely affected by global health matters, such as pandemics. These and any additional delays in our clinical trials could increase our development costs, delay or prevent the availability of topline data expected to be available from the trial, delay our product development and regulatory submission process, result in the termination of the trial or make it difficult to raise additional capital.

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

The extent to which the pandemic may impact our business, clinical trials and preclinical studies will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the emergence of novel variants of SARS-CoV-2, the impact of vaccinations and vaccination rates, travel restrictions and actions to contain the virus or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

We cannot predict whether we will encounter problems with our ongoing, planned or any future clinical trials that will cause regulatory agencies, institutional review boards, or us to suspend or delay a trial. For example, in November 2018, the Company announced the temporary suspension of the Phase 1a/1b clinical trial for CB4211, our lead MBT candidate, in order to address injection site reactions, and we resumed the trial in June 2019. In November 2019, we announced the completion of the Phase 1a portion of the clinical trial and the commencement of the recruiting phase of the final Phase 1b stage of the study. However, in March 2020, we announced a delay in the completion of our Phase 1b study for NASH and obesity. The delays were caused by a pause by some of our clinical research organization partners in all of their activities related to the study in response to developments relating to the COVID-19 pandemic. We announced the resumption of our Phase 1b study in July 2020. In response to a routine annual development safety update report (the “DSUR”) we submitted to the FDA on August 6, 2020, the FDA requested additional details regarding injection site reaction safety data presented in the DSUR. The additional information was provided to the FDA. FDA’s review of this information or future information requests could result in the delay or suspension of any ongoing or planned clinical trials to address any concerns.

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

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions, including timely performance by our CROs and other vendors, positive clinical and preclinical results, the addition of a corporate partner for the CB4211 program, and sufficient funding from partnering and general fundraising. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, or at all, our revenue may be lower than expected, the commercialization of our products may be delayed or never achieved and, as a result, our stock price may decline.

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

We are highly dependent on our key management and scientific teams, including our Chief Executive Officer, Chief Financial Officer and Chief Scientific Officer who are all employed “at will,” meaning they may terminate the employment relationship at any time. We do not maintain “key person” insurance for any of the key members of our team. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. We have in the past and may in the future continue to experience changes in our executive management team resulting from the departure of executives or subsequent hiring of new executives, which may be disruptive to our business. For example, effective May 3, 2021, Joseph Sarret assumed the role of Chief Executive Officer and Steven Engle resigned from his position as Chief Executive Officer. We anticipate that we will experience a transitional period as Dr. Sarret becomes fully integrated into his new role, and such transition may have a disruptive impact on our ability to implement our business strategy and could have a material adverse effect on our business. Any changes in business strategies can create uncertainty, may negatively impact our ability to execute our business strategy quickly and effectively and may ultimately be unsuccessful. The impact of hiring new executives may not be immediately realized.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive collaboration agreement will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential reimbursement rates for such product candidates, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar disease indications on which to collaborate, and whether such alternative collaboration project could be more attractive than one with us for our product candidate.

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

A key element of our strategy is to identify and test MDPs that play a role in cellular processes underlying our targeted disease indications. A significant portion of the research that we are conducting involves emerging scientific knowledge and drug discovery methods. Our drug discovery efforts may not be successful in identifying MBTs that are useful in treating disease. Our research programs may initially show promise in identifying potential drug development candidates, yet fail to yield candidates for preclinical and clinical development for a number of reasons, including:

●	the research methodology used may not be successful in identifying appropriate potential drug development candidates;

●	we may not be able to identify the mechanism of action for potential drug candidates, which may make it more difficult to develop and commercialize such drug candidates due to the potential desire of the FDA and other regulatory bodies, potential partners, physicians and patients to understand such mechanism of action; or

●	potential drug development candidates may, on further study, be shown not to be effective in humans, or to have unacceptable toxicities, harmful side effects, properties that make them difficult or impossible to formulate in a commercial fashion, or other characteristics that indicate that they are unlikely to be medicines that will receive marketing approval and achieve market acceptance.

Research programs to identify new product candidates require substantial technical, financial and human resources. We may choose to focus our efforts and resources on a potential product candidate that ultimately proves to be unsuccessful. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other disease indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to timely capitalize on viable commercial products or profitable market opportunities. If we are unable to advance our lead MBT candidate through clinical development or identify other MBTs that are suitable for preclinical and clinical development, we will not be able to generate product revenues in future periods, which likely would result in significant harm to our financial position and negatively affect our ability to continue our operations.

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

It will take several years before we are able to develop potentially marketable products, if at all. Our research and development plans will require substantial additional capital to:

●	conduct research, preclinical testing and human studies;

●	manufacture any future drug development candidate or product at pilot and commercial scale; and

●	establish and develop quality control, regulatory, and administrative capabilities to support these programs.

Our future operating and capital needs will depend on many factors, including:

●	the pace of scientific progress in our research programs and the magnitude of these programs;

●	the scope and results of preclinical testing and human studies;

●	the time and costs involved in obtaining regulatory approvals;

●	the time and costs involved in preparing, filing, prosecuting, securing, maintaining and enforcing intellectual property rights;

●	competing technological and market developments;

●	our ability to establish additional collaborations;

●	changes in any future collaborations;

●	the cost of manufacturing our drug products; and

●	the cost and effectiveness of efforts to commercialize and market our products.

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

All our potential drug candidates will require extensive additional research and development, including preclinical testing and clinical trials, as well as regulatory approvals, before we can market them. We cannot predict if or when any potential drug candidate we intend to develop will be approved for marketing. There are many reasons that we may fail in our efforts to develop our potential drug candidates. These include:

●	the possibility that preclinical testing or clinical trials may show that our potential drugs are ineffective and/or cause harmful side effects or toxicities;

●	we may not be able to develop commercially viable formulations for our potential drug candidates;

●	our potential drugs may prove to be too expensive to manufacture or administer to patients;

●	our potential drugs may fail to receive necessary regulatory approvals from the FDA or foreign regulatory authorities in a timely manner, or at all;

●	even if our potential drugs are approved, we may not be able to produce them in commercial quantities or at reasonable costs;

●	even if our potential drugs are approved, they may not achieve commercial acceptance;

●	even if our potential drugs are approved and commercially launched, they may not receive desirable payor reimbursement and formulary access;

●	regulatory or governmental authorities may apply restrictions to any of our potential drugs, which could adversely affect their commercial success; and

●	the proprietary rights of other parties may prevent us or our potential collaborative partners from marketing our potential drugs.

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

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our drug candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our medicines. For example, we have experienced delays in receiving the data from our third-party CRO conducting our CB4211 Phase 1b study, which delayed our analysis and release of topline data.

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

Third-party manufacturers may not be able to comply with current good manufacturing practices (“cGMP”) as enforced by the FDA, or regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in us being subject to sanctions, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or medicines, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business and results of operations.

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

Any product candidate we are able to develop and commercialize would compete in the marketplace with existing therapies and new therapies that may become available in the future. These competitive therapies may be more effective, safer, less costly, more easily administered or offer other advantages over any product we seek to market.

Although there are no currently approved therapies for the treatment of non-alcoholic fatty liver disease or NASH, there are numerous therapies in development, including those in clinical trials that are more advanced than ours. Additionally, there are numerous therapies currently marketed to treat diabetes, cancer, Alzheimer’s disease, IPF and other diseases for which our potential product candidates may be indicated. For example, if we develop an approved treatment for T2D, it would compete with several classes of drugs for T2D that are approved to improve glucose control. These therapies are varied in their design, therapeutic application and mechanism of action and may provide significant competition for any of our product candidates for which we obtain market approval. New products may also become available that provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain market approval. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more conveniently administered or stored or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers’ or other third-party payers’ reimbursement polices seeking to encourage the use of existing products which are generic or are otherwise less expensive to provide.

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

We own or exclusively license patents and patent applications related to our MDPs and potential MBTs and we anticipate continuing to develop our intellectual property portfolio. However, neither patents nor patent applications ensure the protection of our intellectual property for a number of reasons, including the following:

●	The United States Supreme Court rendered a decision in Molecular Pathology vs. Myriad Genetics, Inc., 133 S.Ct. 2107 (2013) (“Myriad”), in which the court held that naturally occurring DNA segments are products of nature and not patentable as compositions of matter. On March 4, 2014, the U.S. Patent and Trademark Office (“USPTO”) issued guidelines for examination of such claims that, among other things, extended the Myriad decision to any natural product. Since MDPs are natural products isolated from cells, the USPTO guidelines may affect allowability of some of our patent claims (pertaining to natural MDP sequences) that are filed in the USPTO but are not yet issued. Further, while the USPTO guidelines are not binding on the courts, it is likely that as the law of subject matter eligibility continues to develop, Myriad will be extended to natural products other than DNA. Thus, our issued U.S. patent claims directed to MDPs as compositions of matter may be vulnerable to challenge by competitors who seek to have our claims rendered invalid. While Myriad and the USPTO guidelines described above will affect our patents only in the United States, there is no certainty that similar laws or regulations will not be adopted in other jurisdictions.

●	Competitors may interfere with our patenting process in a variety of ways. Competitors may claim that they invented the claimed invention prior to us. Competitors may also claim that we are infringing their patents and restrict our freedom to operate. Competitors may also contest our patents and patent applications, if issued, by showing in various patent offices that, among other reasons, the patented subject matter was not original, was not novel or was obvious. In litigation, a competitor could claim that our patents and patent applications are not valid or enforceable for a number of reasons. If a court agrees, we would lose some or all of our patent protection.

●	As a company, we have no meaningful experience with competitors interfering with our patents or patent applications. In order to enforce our intellectual property, we may need to file a lawsuit against a competitor. Enforcing our intellectual property in a lawsuit can take significant time and money. We may not have the resources to enforce our intellectual property if a third party infringes an issued patent claim. Infringement lawsuits may require significant time and money resources. If we do not have such resources, for patents that we have licensed from a third party, the licensor is not obligated to help us enforce our patent rights. If the licensor does take action by filing a lawsuit claiming infringement, we will not be able to participate in the suit and therefore will not have control over the proceedings or the outcome of the suit.

●	Because of the time, money and effort involved in obtaining and enforcing patents, our management may spend less time and resources on developing potential drug candidates than they otherwise would, which could increase our operating expenses and delay product programs.

●	There can be no assurance that any of our patent applications, including any licensed patent applications, will result in the issuance of patents, and we cannot predict the breadth of claims that may be allowed in our currently pending patent applications or in patent applications we may file or license from others in the future.

●	Issuance of a patent may not provide much practical protection. If we receive a patent of narrow scope, then it may be easy for competitors to design products that do not infringe our patent(s).

●	We have limited ability to expand coverage of our licensed patent related to SHLP-2 and our licensed patent application related to SHLP-6 outside of the United States. The lack of patent protection in international jurisdictions may inhibit our ability to advance MBT drug candidates in these markets.

●	If a court decides that the method of manufacture or use of any of our drug candidates infringes on a third-party patent, we may have to pay substantial damages for infringement.

●	A court may prohibit us from making, selling or licensing a potential drug candidate unless the patent holder grants a license. A patent holder is not required to grant a license. If a license is available, we may have to pay substantial royalties or grant cross licenses to our patents, and the license terms may be unacceptable.

●	Redesigning our potential drug candidates so that they do not infringe on other patents may not be possible or could require substantial funds and time.

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

As of June 30, 2021, our executive officers and directors own, as a group, approximately 21% of the outstanding shares of our common stock. Additionally, our executive officers and directors own, as a group, options and warrants exercisable for approximately 13% of our outstanding common stock, assuming exercise of such options and warrants. As a result, our management could exert significant influence over matters requiring stockholder approval, including the election of our board of directors, the approval of mergers and other extraordinary transactions, as well as the terms of any of these transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could in turn have an adverse effect on the fair market value of our Company and our common stock. These actions may be taken even if they are opposed by our other stockholders.

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

Additionally, the Sarbanes-Oxley Act and the related rules and regulations of the SEC and Nasdaq require us to implement particular corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Among other things, we are subject to rules regarding the independence of the members of our board of directors and committees of the board and their experience in finance and accounting matters, rules regarding the diversity of our board of directors and certain of our executive officers are required to provide certifications in connection with our quarterly and annual reports filed with the SEC. The perceived personal risk associated with these rules may deter qualified individuals from accepting these positions. Accordingly, we may be unable to attract and retain qualified officers and directors. If we are unable to attract and retain qualified officers and directors, our business and our ability to maintain the listing of our shares of common stock on Nasdaq or another stock exchange could be adversely affected.

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

Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

Exhibit Number	Description
10.1	Executive Employment Agreement, dated April 26, 2021, by and between CohBar, Inc. and Dr. Joseph Sarret.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL, and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on.

Date: August 12, 2021	By:	/s/ Jeffrey F. Biunno
Jeffrey F. Biunno
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)