Form 10-Q
period 2021-09-30
CohBar, Inc.
filed 2021-11-15
CIK 1522602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, the registrant had outstanding 86,056,322 shares of common stock.

COHBAR, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CohBar, Inc.

Condensed Balance Sheets

	As of
	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,180,407	$2,894,575
Investments	5,834,761	18,120,266
Prepaid expenses and other current assets	810,307	413,692
Total current assets	15,825,475	21,428,533
Property and equipment, net	293,485	394,004
Intangible assets, net	19,616	18,075
Other assets	69,620	67,403
Total assets	$16,208,196	$21,908,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,306,928	$727,599
Accrued liabilities	155,612	1,141,741
Accrued payroll and other compensation	512,990	853,335
Note payable, net of debt discount and offering costs of $13,082 and $15,656 as of September 30, 2021 and December 31, 2020, respectively	361,918	349,344
Total current liabilities	2,337,448	3,072,019
Notes payable, net of debt discount and offering costs of $0 and $26,159 as of September 30, 2021 and December 31, 2020, respectively	-	348,841
Total liabilities	2,337,448	3,420,860

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized 5,000,000 shares; No shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.001 par value, Authorized 180,000,000 shares; Issued and outstanding 65,027,988 shares as of September 30, 2021 and 61,117,524 as of December 31, 2020	65,028	61,118
Additional paid-in capital	95,747,473	87,684,323
Accumulated deficit	(81,941,753)	(69,258,286)
Total stockholders’ equity	13,870,748	18,487,155
Total liabilities and stockholders’ equity	$16,208,196	$21,908,015

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Condensed Statements of Operations

(unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$-	$-	$-	$-

Operating expenses:
Research and development	1,634,063	1,245,530	6,906,510	4,240,445
General and administrative	1,777,000	1,372,026	5,720,043	4,594,318
Total operating expenses	3,411,063	2,617,556	12,626,553	8,834,763
Operating loss	(3,411,063)	(2,617,556)	(12,626,553)	(8,834,763)

Other income (expense):
Interest income	1,226	872	4,366	38,064
Interest expense	(7,562)	(78,691)	(32,547)	(234,364)
Equity modification expense	-	(489,645)	-	(2,290,688)
Amortization of debt discount and offering costs	(4,359)	(51,899)	(28,733)	(235,260)
Total other expense	(10,695)	(619,363)	(56,914)	(2,722,248)
Net loss	$(3,421,758)	$(3,236,919)	$(12,683,467)	$(11,557,011)
Basic and diluted net loss per share	$(0.05)	$(0.06)	$(0.20)	$(0.25)
Weighted average common shares outstanding - basic and diluted	63,890,584	50,201,985	62,439,560	45,569,737

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Statements of Changes in Stockholders’ Equity

(unaudited)

	Three and Nine Month Periods Ended September 30, 2021
			Additional		Total
	Common Stock		Paid-in-	Accumulated	Stockholders’
	Number	Amount	Captial	Deficit	Equity
Balance, December 31, 2020	61,117,524	$61,118	$87,684,323	$(69,258,286)	$18,487,155
Stock-based compensation	-	-	320,444	-	320,444
Exercise of employee stock options	623,901	624	958,223	-	958,847
Exercise of warrants	46,900	46	67,490	-	67,536
Net loss	-	-	-	(4,038,344)	(4,038,344)
Balance, March 31, 2021	61,788,325	$61,788	$89,030,480	$(73,296,630)	$15,795,638
Stock-based compensation	-	-	957,558	-	957,558
Sale of common stock, net	481,102	481	621,341	-	621,822
Net loss	-	-	-	(5,223,365)	(5,223,365)
Balance, June 30, 2021	62,269,427	$62,269	$90,609,379	$(78,519,995)	$12,151,653
Stock-based compensation	-	-	681,835	-	681,835
Issuance of common stock for ESPP plan	17,662	18	16,796	-	16,814
Exercise of employee stock options	160,000	160	157,140	-	157,300
Exercise of warrants	1,404,125	1,404	2,020,536	-	2,021,940
Sale of common stock, net	1,176,774	1,177	2,261,787	-	2,262,964
Net loss	-	-	-	(3,421,758)	(3,421,758)
Balance, September 30, 2021	65,027,988	$65,028	$95,747,473	$(81,941,753)	$13,870,748

	Three and Nine Month Periods Ended September 30, 2020
			Additional		Total
	Common Stock		Paid-in-	Accumulated	Stockholders’
	Number	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	43,069,418	$43,069	$61,087,082	$(52,993,325)	$8,136,826
Stock-based compensation	-	-	882,645	-	882,645
Equity modification expense	-	-	802,400	-	802,400
Exercise of employee stock options	71,981	72	42,154	-	42,226
Net loss	-	-	-	(4,217,563)	(4,217,563)
Balance, March 31, 2020	43,141,399	$43,141	$62,814,281	$(57,210,888)	$5,646,534
Stock-based compensation	-	-	653,127	-	653,127
Equity modification expense	-	-	998,643	-	998,643
Sale of common stock, net	2,350,067	2,350	4,302,765	-	4,305,115
Exercise of employee stock options	133,860	134	190,197	-	190,331
Exercise of warrants	20,000	20	44,980	-	45,000
Net loss	-	-	-	(4,102,529)	(4,102,529)
Balance, June 30, 2020	45,645,326	$45,645	$69,003,993	$(61,313,417)	$7,736,221
Stock-based compensation	-	-	370,685	-	370,685
Equity modification expense	-	-	489,645	-	489,645
Reduction of ATM offering costs	-	-	3,237	-	3,237
Sale of common stock in CMPO, net	12,300,000	12,300	13,643,231	-	13,655,531
Exercise of employee stock options	18,083	18	19,810	-	19,828
Net loss	-	-	-	(3,236,919)	(3,236,919)
Balance, September 30, 2020	57,963,409	$57,963	$83,530,601	$(64,550,336)	$19,038,229

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Statements of Cash Flows

(unaudited)

	For The Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(12,683,467)	$(11,557,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	107,735	121,053
Stock-based compensation	1,959,837	1,906,457
Equity modification expense	-	2,290,688
Amortization of debt discount	27,513	224,095
Amortization of debt issuance costs	1,220	11,165
Discount on investments	(2,501)	2,707
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(396,615)	(259,443)
Accounts payable	579,329	28,208
Accrued liabilities	(986,129)	122,570
Accrued payroll and other compensation	(340,345)	(323,840)
Net cash used in operating activities	(11,733,423)	(7,433,351)

Cash flows from investing activities:
Purchases of property and equipment	(6,398)	(28,969)
Patent costs	(2,359)	-
Payment for security deposit	(2,217)	(3,161)
Purchases of investments	(22,345,994)	(9,117,669)
Proceeds from redemptions of investments	34,634,000	249,000
Net cash provided by (used in) investing activities	12,277,032	(8,900,799)

Cash flows from financing activities:
Proceeds from ESPP plan	16,814	-
Proceeds from public offering, net	-	13,655,531
Proceeds from the At-the-Market Offering, net	2,884,786	4,308,352
Proceeds from exercise of warrants	2,089,476	45,000
Repayment of promissory notes	(365,000)	-
Proceeds from exercise of employee stock options	1,116,147	252,385
Net cash provided by financing activities	5,742,223	18,261,268

Net increase in cash and cash equivalents	6,285,832	1,927,118
Cash and cash equivalents at beginning of period	2,894,575	12,563,853
Cash and cash equivalents at end of period	$9,180,407	$14,490,971

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,332	$1,300
Cash paid for interest	$89,908	$-

The accompanying notes are an integral part of these condensed financial statements

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Business Organization and Nature of Operations

CohBar, Inc. (“CohBar,” “its” or the “Company”) is a clinical stage biotechnology company focused on the research and development of mitochondria based therapeutics (“MBTs”), an emerging class of drugs for the treatment of chronic and age-related diseases including non-alcoholic steatohepatitis (“NASH”), obesity, fibrotic diseases such as idiopathic pulmonary fibrosis (“IPF”), acute respiratory distress syndrome (“ARDS”) including COVID-19 associated ARDS, cancer, type 2 diabetes mellitus, and cardiovascular and neurodegenerative diseases.

The Company’s primary activities include the research and development of its MBT pipeline, securing intellectual property protection for its discoveries and assets, managing collaborations and clinical trials with contract research organizations (“CROs”), and raising capital to fund the Company’s operations. To date, the Company has not generated any revenues from operations and does not expect to generate any revenues in the near future. The Company has financed its operations primarily with proceeds from sales of its equity securities, private placements, the exercise of outstanding warrants and stock options and the issuance of debt instruments.

The Company is monitoring the COVID-19 pandemic, which continues to rapidly evolve, and has taken steps to mitigate the potential impacts on its business. The extent to which the pandemic may impact the Company’s business, including its research and development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence. The Company has modified its business practices by restricting nonessential travel, implementing a partial work from home policy for its employees and instituting new safety protocols for its lab to enable essential on-site work to continue. The Company expects to continue to take actions that are in the best interests of its employees and business partners. Due to the uncertainty surrounding the pandemic, the Company’s visibility into the duration of these actions is limited.

The unaudited interim condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by U.S. GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K (the “2020 Form 10-K”), filed with the SEC on March 30, 2021. The interim unaudited condensed financial statements should be read in conjunction with those audited financial statements included in the 2020 Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine month periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any other period.

Note 2 – Liquidity and Management’s Plans

As of September 30, 2021, the Company had working capital and stockholders’ equity of $13,488,027 and $13,870,748, respectively. During the nine months ended September 30, 2021, the Company incurred a net loss of $12,683,467 and utilized cash of $11,733,423 in its operating activities. Based on the cash and investments on hand as of September 30, 2021, proceeds from the recent underwritten public offering (see Note 11 Subsequent Events) and the projected cash burn, the Company believes that it has sufficient capital to meet its operating expenses and obligations for the next twelve months from the date of this filing. However, if unanticipated difficulties or circumstances arise, the Company may be forced to raise additional capital sooner to support its operations as currently planned. If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail its research and development activities and/or other operations until such time as additional capital becomes available. Such limitation of its activities would allow the Company to slow its rate of spending with the goal of extending its use of cash until additional capital is raised. There can be no assurance that such a plan would be successful. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain such financing on reasonable terms.

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

Investments

Investments as of September 30, 2021 and December 31, 2020 consist of U.S. Treasury Bills, which are classified as held-to-maturity, totaling $5,834,761 and $18,120,266, respectively. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. As of September 30, 2021 and December 31, 2020, $4,967,751 and $0, respectively, of investments were classified as cash equivalents in the accompanying condensed balance sheets due to their maturity dates being less than 90 days from September 30, 2021 and December 31, 2020, respectively. All of the Company’s U.S. Treasury Bills mature within the subsequent twelve months from the date of purchase. Unrealized gains and losses were de minimus. As of September 30, 2021 and December 31, 2020, the carrying value of the Company’s U.S. Treasury Bills approximates their fair value due to their short-term maturities.

Common Stock Purchase Warrants

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) provided that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets, liabilities and equity is required. The Company’s free-standing derivatives consist of warrants to purchase common stock that were issued in connection with its notes payable and a private offering. The Company evaluated these warrants to assess their proper classification using the applicable criteria enumerated under U.S. GAAP and determined that the common stock purchase warrants meet the criteria for equity classification in the accompanying balance sheets as of September 30, 2021 and December 31, 2020.

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

The weighted-average Black-Scholes assumptions are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Expected life	6.25 years	6.25 years	6.25 years	6.25 years
Risk free interest rate	0.91%	0.25%	1.05%	0.85%
Expected volatility	91%	94%	91%	97%
Expected dividend yield	0%	0%	0%	0%
Forfeiture rate	0%	0%	0%	0%

As of September 30, 2021, total unrecognized stock option compensation expense was $6,440,145, which will be recognized as those options vest over a period of approximately four years. The amount of future stock option compensation expense could be affected by any future option grants or by any option holders leaving the Company before their grants are fully vested.

Net Loss Per Share of Common Stock

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net earnings per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive and consist of the following as of September 30, 2021 and 2020:

	As of September 30,
	2021	2020
Options	11,164,621	7,469,891
Warrants	14,800,741	17,007,223
Totals	25,965,362	24,477,114

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

Note 4 – Accrued Liabilities

Accrued liabilities consist of:

	As of
	September 30, 2021	December 31, 2020
Lab services & supplies	$6,080	$917,194
Professional fees	36,617	44,171
Interest	105,370	162,731
Other	7,545	17,645
Total accrued liabilities	$155,612	$1,141,741

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

Operating Leases

The Company is a party to (i) a lease agreement for laboratory space leased on a month-to month basis that is part of a shared facility in Menlo Park, California and (ii) a one-year lease agreement for office space in Fairfield, New Jersey, which expires in September 2022.

Rent expense was $104,429 and $101,104 for the three months ended September 30, 2021 and 2020, respectively. Rent expense was $311,071 and $302,345 for the nine months ended September 30, 2021 and 2020, respectively.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 – Stockholders’ Equity

Authorized Capital

The Company has authorized the issuance and sale of up to 185,000,000 shares of stock, consisting of 180,000,000 shares of common stock having a par value of $0.001 and 5,000,000 shares of Preferred Stock having a par value of $0.001 per share. As of September 30, 2021 and 2020, there were no shares of Preferred Stock outstanding and there were no declared but unpaid dividends or undeclared dividend arrearages on any shares of the Company’s capital stock.

Registration of Shares

During the nine months ended September 30, 2021, the Company filed a registration statement for the shares issued in its private offering (the “Private Offering”) with certain promissory note holders in December 2020. The Company converted outstanding amounts under its 8% Unsecured Promissory Notes (the “2018 Notes”) due in 2021 and 2022 in the Private Offering totaling an aggregate of $3,847,018 in principal and interest and issued 3,154,115 units at a price of $1.22 per unit. Each unit consists of one share of the Company’s common stock and one warrant to purchase 0.75 of one share of the Company’s common stock at an exercise price of $1.44 per share. Each warrant can be exercised at any time on or after June 18, 2021 and has an expiration date of June 18, 2026. Two officers of the Company participated in the Private Offering and converted an aggregate of approximately $131,000 in principal and interest into 107,000 units.

Stock Options

The Company has an incentive stock plan, the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”), and has granted stock options to employees, non-employee directors and consultants from the 2011 Plan. Options granted under the 2011 Plan may be Incentive Stock Options or Non-statutory Stock Options, as determined by the Administrator at the time of grant. On June 16, 2020, the Company’s stockholders approved an amendment to the 2011 Plan to increase the number of shares authorized for issuance under the 2011 Plan to a total of 14,000,000 shares. As of September 30, 2021, there were 2,900,478 shares remaining available for issuance under the 2011 Plan.

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

During the nine months ended September 30, 2021, the Company granted stock options to employees to purchase 5,522,000 shares of the Company’s common stock, including the time-based Inducement Award, with grant date prices that ranged between $1.10 to $1.38 per share. The stock options have terms of ten years and are subject to vesting based on continuous service of the awardee over periods ranging from three to four years. The stock options have an aggregate grant date fair value of $5,609,846.

During the nine months ended September 30, 2021, stock options to purchase 783,901 shares of common stock were exercised for cash proceeds of $1,116,147.

During the nine months ended September 30, 2021, stock options to purchase 1,043,369 shares of common stock were cancelled and returned to the option pool for future issuance.

Note 6 – Stockholders’ Equity (continued)

The Company recorded stock-based compensation as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$23,362	$105,585	$200,092	$553,768
General and administrative	658,473	265,100	1,759,745	1,352,689
Total	$681,835	$370,685	$1,959,837	$1,906,457

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 – Stockholders’ Equity (continued)

The following table represents stock option activity for the nine months ended September 30, 2021:

			Weighted Average				Aggregate
	Stock Options		Exercise Price		Fair Value	Contractual	Intrinsic
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Value
Balance – December 31, 2020	7,469,891	5,390,431	$2.06	$1.68	$1.68	6.27	$-
Granted	5,522,000	-	-	-	-	-	-
Exercised	(783,901)	-	-	-	-	-	-
Cancelled	(1,043,369)	-	-	-	-	-	-
Balance – September 30, 2021	11,164,621	6,064,328	$1.73	$1.71	$1.71	6.26	$835,848

The following table summarizes information on stock options outstanding and exercisable as of September 30, 2021:

Grant Price		Weighted Average Exercise	Total	Number	Weighted Average Remaining
From	To	Price	Outstanding	Exercisable	Contractual Term
$0.26	$2.02	$1.15	7,670,746	2,608,226	7.67 years
$2.10	$4.60	$2.47	2,900,875	2,884,582	7.92 years
$5.30	$8.86	$6.25	593,000	571,521	6.59 years
		Totals	11,164,621	6,064,329

Warrants

During the nine months ended September 30, 2021, the Company granted warrants to two service providers to purchase a total of 60,000 shares of its common stock with an exercise price of $1.38 per share. Fifty thousand of these warrants were valued using the Black-Scholes option pricing model and the corresponding expense will be recognized over the vesting period of one year. Ten thousand of these warrants are performance based and will be valued and expensed at the time the performance conditions are met. The warrants have terms that range from two to three years with vesting over a one-year period.

During the nine months ended September 30, 2021, warrants to purchase 1,451,025 shares of common stock were exercised for cash proceeds of $2,089,476.

During the nine months ended September 30, 2021, warrants to purchase 3,181,052 shares of common stock expired and were cancelled.

The following table summarizes information on warrants outstanding as of September 30, 2021.

			Weighted Average				Aggregate
	Warrants		Exercise Price		Fair Value	Contractual	Intrinsic
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Value
Balance – December 31, 2020	19,372,818	15,495,973	$1.62	$1.61	$0.81	4.07	$-
Granted	60,000	-	-	-	-	-	-
Exercised	(1,451,025)	-	-	-	-	-	-
Cancelled	(3,181,052)	-	-	-	-	-	-
Balance – September 30, 2021	14,800,741	14,774,074	$1.50	$1.50	$0.80	3.98	$557,953

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 – Stockholders’ Equity (continued)

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) in which it purchases shares with the amounts accumulated during the offering period from employee directed payroll deferrals. Purchases of the Company’s common stock are equal to 85% of the closing market price of its common stock on the first day or last day of the offering period, whichever is lower. During the nine months ended September 30, 2021, 17,662 shares were issued under the ESPP for $16,814 of employee compensation deferrals. As of September 30, 2021, 482,338 shares are available for future issuance under the ESPP.

Note 7 – At-the-Market Offering

In May 2020, the Company entered into an At-the-Market Offering Sales Agreement (the “ATM”) with Virtu Americas, LLC as sales agent. During the nine months ended September 30, 2021, the Company sold 1,657,876 shares of its common stock under the ATM program for proceeds of $2,906,080, net of commissions. The Company incurred professional fees of $21,294 related to the ATM and recognized those costs as a reduction to additional paid-in capital in the accompanying condensed balance sheets. During the nine months ended September 30, 2020, the Company sold 2,350,067 shares of its common stock under the ATM program for proceeds of $4,305,115, net of commissions and professional fees of $217,693.

Note 8 – Non-Cash Expenses

The following table details the Company’s non-cash expenses included in the accompanying condensed statements of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Stock-based compensation	$681,835	$370,685	$1,959,837	$1,906,457
Depreciation & amortization	34,594	36,753	107,735	121,053
Subtotal	$716,429	$407,438	$2,067,572	$2,027,510

Other expense:
Amortization of debt discount	4,174	49,693	27,512	224,095
Equity modification expense	-	489,645	-	2,290,688
Subtotal	$4,174	$539,338	$27,512	$2,514,783

Total non-cash expenses	$720,603	$946,776	$2,095,084	$4,542,293

Note 9 – Amendments to Notes and Warrants

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

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 9 – Amendments to Notes and Warrants (continued)

The Company subsequently entered into a second amendment with certain holders of the 2018 Notes whereby the maturity date of the applicable 2018 Notes was extended from June 30, 2021 to June 30, 2022 and the expiration date of the applicable 2018 Warrants was extended from March 29, 2022 to March 29, 2026. The exercise price of the 2018 Warrants was adjusted from $5.30 per share to $2.00 per share. The terms of the applicable 2018 Notes were also amended to require that the holders of such 2018 Notes participate in the Private Offering. The Company also granted an additional warrant to purchase a half share of its common stock, or 1,511,250 shares of common stock in total, per dollar of each participating 2018 Note holder’s principal amount of the 2018 Notes with an exercise price of $2.00 per share and an expiration date of March 29, 2026 (the “New Warrants”). The New Warrants became exercisable beginning on the six-month anniversary of the date of issuance, or February 10, 2021, and the Company granted to the participating 2018 Note holders certain registration rights with respect to its securities issued in the Private Offering and the shares of common stock underlying the New Warrants. The Company recognized $489,645 of non-cash costs in Other Expenses in the accompanying condensed statements of operations related to this second amendment.

On March 10, 2020, the Company entered into amendments with certain holders of the Company’s Common Stock Purchase Warrants (the “2017 Warrants”) pursuant to which the expiration date of the applicable 2017 Warrants was extended from June 30, 2020 to September 30, 2021. The Company recognized $1,591,233 of non-cash costs in Other Expenses in the accompanying condensed statements of operations relating to the 2017 Warrants extension.

The Company determined the proper classification of the loan modification based on ASC 470-50, Debt Modifications and Extinguishments. Because the change in present value of cash flows of the modified debt is less than 10% when compared to the present value of the cash flows of the original debt, no change is required to be made to the debt in the accompanying condensed financial statements.

Note 10 – Promissory Notes

During the nine months ended September 30, 2021, the Company paid $454,908 in principal and interest for four promissory notes that matured.

Note 11 – Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date on which the condensed financial statements were issued require adjustment or disclosure in the Company’s condensed financial statements.

On November 1, 2021, the Company completed an underwritten public offering of its securities (the “Public Offering”) pursuant to which it sold 20,833,334 shares of its common stock and warrants to purchase up to 20,833,334 shares of common stock for proceeds of $13,800,000, net of commissions and professional fees of approximately $1,200,000. The warrants issued in the Public Offering were immediately exercisable and have a term of five years and a per share exercise price of $0.72.

Subsequent to September 30, 2021, a total of 195,000 stock options were exercised for cash proceeds of $50,700.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). All references to the third quarter mean the three-month period ended September 30, 2021, and all references to the first nine months of 2021 and 2020 mean the nine-month periods ended September 30, 2021 and 2020, respectively. Unless the context otherwise requires, “CohBar,” “we,” “us” and “our” refer to CohBar, Inc.

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

Our research activities start with the identification of mitochondrial-derived peptides (“MDPs”), which are encoded within the mitochondrial genome, with the goal of evaluating our MDPs for potential development as MBT drug candidates. Our efforts have resulted in the identification of more than 100 previously unidentified peptides encoded within the mitochondrial genome, and we have generated over 1,000 analogs of those peptides. Many of these MDPs and their analogs have demonstrated various degrees of biological activity in cell based and/or animal models relevant to a wide range of diseases, such as NASH, obesity, fibrotic diseases including IPF, ARDS, cancer, and other diseases. Our first MBT drug candidate to advance to a proof-of-concept clinical study, CB4211, showed positive effects in a Phase 1a/1b study in obese subjects with non-alcoholic fatty liver disease (“NAFLD”), corroborating observations in relevant preclinical models of disease.

Clinical Program: Our first clinical candidate, CB4211, is a potential treatment for NASH and obesity. It is a novel peptide initially developed from the MDP MOTS-c. In August 2021, we released positive topline data from the Phase 1a/1b clinical study of CB4211. The Phase 1a stage of the study was designed to assess the safety, tolerability, and pharmacokinetics of CB4211 following single and multiple-ascending doses in healthy subjects. The subsequent Phase 1b stage was designed to assess the safety, tolerability, and activity of CB4211 in obese subjects with NAFLD. The study met its primary endpoint as CB4211 was well-tolerated and appeared safe with no serious adverse events. The evaluation of the exploratory endpoints showed significant reductions from baseline in key biomarkers of liver damage, ALT and AST, and in glucose levels in the CB4211 group compared to placebo after four weeks of treatment, with a trend towards lower body weight. At four weeks, ALT decreased by 21% from baseline for subjects treated with CB4211 compared to a 4% increase for placebo (p <0.05). The proportion of ALT responders achieving a >17 U/L decrease from baseline in ALT was 27% for subjects treated with CB4211 compared to 11% for subjects treated with placebo. A decrease of >17 U/L in ALT has been associated with histologic improvement in NASH patients. AST decreased by 28% from baseline for subjects treated with CB4211 compared to an 11% decrease for placebo (p <0.05). Glucose decreased by 6% from baseline for subjects treated with CB4211 compared to no change for placebo (p <0.05). There was a substantial reduction in absolute liver fat measured by MRI-PDFF (magnetic resonance imaging – proton density fat fraction) in both treatment arms. By 4 weeks, liver fat showed an absolute decrease of 5.03% for CB4211 and 4.88% absolute decrease in placebo. The proportion of responders achieving a 30% reduction from baseline in liver fat content at four weeks was 36% for subjects treated with CB4211 compared to 33% for placebo. A relative reduction of 30% in liver fat is associated with a histological response in NASH. We are continuing to analyze the data from the study.

Preclinical Programs: Our preclinical pipeline currently includes four programs, the most advanced of which is CB5138-3, a peptide with broad potential for treating fibrotic and inflammatory diseases, which we are initially developing for the treatment of IPF. Our other preclinical programs include CB5064 Analogs for ARDS, including COVID-19 associated ARDS, CB5046 Analogs for cancer and other diseases, and MBT3 Analogs for cancer immunotherapy. Our research efforts have further identified and focused on certain MDPs and their analogs that have demonstrated therapeutic potential for treating those diseases in preclinical models.

●	CB5138 Analogs for IPF and other Fibrotic Diseases: Our discovery efforts have identified CB5138 Analogs, a family of novel peptides with potential for use as treatments for fibrotic diseases. In co-cultures of human lung cells, CB5138-1 decreased the expression of key fibrosis biomarkers, including alpha smooth muscle actin (αSMA), and collagen types I and III. CB5138-1 also decreased the transformation of healthy lung cells into fibrotic cells after induction by TGF-beta1, resulting in reduced production of the fibrotic components αSMA and pro-collagen I alpha 1. In vivo, CB5138-1 decreased lung fibrosis and inflammation in both the prophylactic mouse model of IPF, initiating treatment with the peptide immediately after fibrosis induction by bleomycin, and in the therapeutic mouse model of IPF, starting peptide treatment one week after bleomycin induction. In addition, using the more exacting therapeutic model of IPF, two new analogs of CB5138 (CB5138-2 and CB5138-3) significantly reduced lung fibrosis assessed by the Ashcroft Score, reduced inflammation, and decreased fibrosis-related changes in lung weight, collagen deposition in lung tissue, and collagen secretion into lung fluid. CB5138-3 treatment also reduced levels of key pro-inflammatory cytokines in lung fluid in the therapeutic IPF model. In the first quarter of 2021, we identified CB5138-3 as the lead clinical candidate in this program, with an initial indication of IPF and we have initiated IND-enabling activities with the goal of filing an IND in 2022.

●	CB5064 Analogs for ARDS, including COVID-19 Associated ARDS: Our internal discovery efforts have identified CB5064 Analogs, a family of peptides that are agonists of the apelin receptor with potential for use as therapeutics for COVID-19 associated ARDS and ARDS in general. In May 2020, we initiated testing of CB5064 Analogs in preclinical models of ARDS. In the preclinical studies, acute lung injury was induced in mice by administration of lipopolysaccharide (“LPS”), a bacterial toxin that produces similar symptoms to other causes of ARDS, including fluid accumulation and cytokine secretion. A single dose of CB5064 Analog was administered one hour prior to the LPS exposure and effects on lung weight and levels of pro-inflammatory cytokines were measured at 4 hours after LPS exposure. Treatment with CB5064 Analogs reduced fluid accumulation in the lungs and a corresponding broad reduction in levels of key pro-inflammatory cytokines secreted into the lung fluid, when compared to treatment with a placebo control. Based on our existing efficacy data for CB5064 analogs in preclinical ARDS models described above, and contingent on resource availability and the requirements of our more advanced programs, we may nominate a clinical candidate and initiate pre-IND work, with the longer-term goal of initiating a Phase 1 study subject to the successful completion of those pre-IND activities.

●	CB5046 Analogs for Cancer and Other Disease Indications: Our internal discovery efforts have identified CB5046 Analogs, a family of novel potent and selective peptide inhibitors of CXCR4, a key chemokine receptor involved in tumor growth, metastasis and avoidance of immune surveillance that is overexpressed in 75% of human tumors. CXCR4 is also involved in localization of healthy stem cells and in certain genetic diseases. We have demonstrated positive effects of one of the CB5046 Analogs when administered in combination with chemotherapy in an animal model of aggressive melanoma. Subject to resource availability and the requirements of our more advanced programs, we plan to screen multiple peptide analogs for in vitro activity and, based on successful outcomes from those studies, we expect to determine the appropriate initial indication for further preclinical investigation.

●	MBT3 Analogs for Cancer Immunotherapy: Our discovery efforts have identified novel peptide families, MBT3 Analogs. We have demonstrated the enhanced killing of cancer cells by human immune cells in the presence of an MBT3 Analog, and plan to further explore the therapeutic potential of this analog family for treatment of cancer, subject to resource availability and the requirements of our more-advanced programs.

We have financed our operations primarily with proceeds from sales of our equity securities, including our initial public offering, private placements of our securities, public sales of our securities and the exercise of outstanding warrants and stock options, as well as through a debt offering. Since our inception through September 30, 2021, our operations have been funded with an aggregate of approximately $82,300,000 from the sale and issuance of equity instruments and debt.

Since inception, we have incurred significant operating losses. Our net losses were $12,683,467 and $11,557,011 for the nine months ended September 30, 2021 and 2020, respectively. We incurred $2,095,084 and $4,542,293 in non-cash expenses during the nine months ended September 30, 2021 and 2020, respectively. Our net losses excluding non-cash expenses were $10,588,383 and $7,014,718 for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $81,941,753. Although we anticipate incurring expenses consistent with prior periods, our net losses may fluctuate significantly from quarter to quarter and from year to year and are subject to the ongoing COVID-19 pandemic and other factors.

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

We record all research and development expenses as incurred. We expect our research and development expenses to be consistent with prior periods but to fluctuate quarter to quarter, as we incur additional costs related to our clinical activities and for discovery, evaluation and optimization of other MDPs as potential MBT drug candidates.

Our Research Programs

Our research and development programs include activities in support of our continuing evaluation of CB4211 in NASH and obesity, as well as the operation of our platform technology related to the discovery and development of additional MBTs, evaluation of newly discovered MDPs, design of novel improved analogs, evaluation of their therapeutic potential and optimization of their characteristics as potential MBT drug development candidates. Depending on factors of capability, cost, efficiency and intellectual property rights, we conduct our research programs at our laboratory facility, or externally, pursuant to contractual arrangements with CROs or under collaborative arrangements with academic institutions.

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

Research and development activities are central to our business model. Most of our potential MBT drug candidates are in early stages of investigational research. Candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to be consistent with prior periods but to fluctuate quarter to quarter as our product candidate development programs progress. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control may impact our clinical development programs and plans.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. Other significant costs include legal fees relating to patent and corporate matters and fees for accounting and consulting services and directors’ and officers’ insurance. We expect general and administrative expenses to be consistent with prior periods but to fluctuate quarter to quarter subject to the ongoing COVID-19 pandemic and other factors.

Results of Operations

The following table sets forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	For The Three Months Ended September 30,		Change
	2021	2020	$	%
Operating expenses:
Research and development	$1,634,063	$1,245,530	$388,533	31%
General and administrative	1,777,000	1,372,026	404,974	30%
Total operating expenses	$3,411,063	$2,617,556	$793,507	30%

Comparison of Three Months Ended September 30, 2021 and 2020

Research and development expenses were $1,634,063 in the three months ended September 30, 2021 compared to $1,245,530 in the prior year period, an increase of $388,533, or 31%. The increase in research and development expenses was primarily due to an increase of approximately $432,000 associated with our research programs focused on continuing the development of our peptides partially offset by a decrease of approximately $82,000 in stock-based compensation costs.

General and administrative expenses were $1,777,000 in the three months ended September 30, 2021 compared to $1,372,026 in the prior year period, an increase of $404,974, or 30%. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation costs of approximately $393,000.

	For The Nine Months Ended September 30,		Change
	2021	2020	$	%
Operating expenses:
Research and development	$6,906,510	$4,240,445	$2,666,065	63%
General and administrative	5,720,043	4,594,318	1,125,725	25%
Total operating expenses	$12,626,553	$8,834,763	$3,791,790	43%

Comparison of Nine Months Ended September 30, 2021 and 2020

Research and development expenses were $6,906,510 in the nine months ended September 30, 2021 compared to $4,240,445 in the prior year period, an increase of $2,666,065, or 63%. The increase in research and development expenses was primarily due to an increase of approximately $2,222,000 in expenses associated with our research programs focused on continuing the development of our peptides and an increase of approximately $659,000 in our CB4211 program related to our clinical trial costs due to the timing of those expenses. The increase in research and development costs was partially offset by decreases of approximately $354,000 in stock-based compensation costs. We expect research and development expenses to be consistent with prior periods but to fluctuate quarter to quarter subject to the timing of expenses, the COVID-19 pandemic and other factors.

General and administrative expenses were $5,720,043 in the nine months ended September 30, 2021 compared to $4,594,318 in the prior year period, an increase of $1,125,725, or 25%. The increase in general and administrative expenses was primarily due to higher stock-based compensation costs of approximately $407,000, higher compensation costs of approximately $347,000 primarily related to the departure of our former CEO and an approximately $170,000 increase in D&O insurance premiums. We expect general and administrative expenses to be consistent with prior periods but to fluctuate quarter to quarter subject to the ongoing COVID-19 pandemic and other factors.

Liquidity and Capital Resources

As of September 30, 2021, we had cash, cash equivalents and investments totaling $15,015,168. We maintain our cash in a checking and savings account on deposit with a banking institution in the United States.

On May 27, 2020, we entered into an At-the-Market Offering Sales Agreement (the “ATM”) with Virtu Americas, LLC, as sales agent, pursuant to which we may sell shares of common stock with an aggregate offering price of up to $20,000,000. During the nine months ended September 30, 2021, we sold 1,657,876 shares of our common stock under the ATM program for proceeds of $2,906,080, net of commissions. We incurred professional fees of $21,294 related to the ATM and recognized those costs as a reduction to additional paid-in capital in the accompanying condensed balance sheets (see Note 7 to our condensed consolidated financial statements included herein). During the nine months ended September 30, 2020, we sold 2,350,067 shares of our common stock under the ATM program for proceeds of $4,305,115, net of commissions and professional fees of $217,693.

As of September 30, 2021, we had working capital and stockholders’ equity of $13,488,027 and $13,870,748, respectively. During the nine months ended September 30, 2021, we incurred a net loss of $12,683,467. Based on the cash and investments on hand as of September 30, 2021, proceeds from the recent underwritten public offering (see Note 11 Subsequent Events to our condensed financial statements included herein) and our projected cash burn, we believe that we have sufficient capital to meet our operating expenses and obligations for the next twelve months from the date of this filing. However, if unanticipated difficulties or circumstances arise, we may be forced to raise additional capital sooner to support its operations as currently planned. If we are unable to raise additional capital whenever necessary, we may be forced to decelerate or curtail our research and development activities and/or other operations until such time as additional capital becomes available. Such limitation of our activities would allow us to slow our rate of spending with the goal of extending our use of cash until additional capital is raised. There can be no assurance that such a plan will be successful. There is no assurance that additional financing will be available when needed or that we will be able to obtain such financing on reasonable terms.

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 and 2020 was $11,733,423 and $7,433,351, respectively. The cash used in operations for the nine months ended September 30, 2021 was primarily due to our reported net loss of $12,683,467, partially offset by stock-based compensation and a decrease in accrued liabilities due to the timing of those payments. The cash used in operations for the nine months ended September 30, 2020 was primarily due to our reported net loss of $11,557,011, partially offset by $4,197,145 in stock-based compensation and equity modification expense in the current year quarter.

Cash Flows from Investing Activities

Net cash provided by investing activities was $12,277,032 in the nine months ended September 30, 2021 and was primarily due to the redemptions of investments during the period. Net cash used in investing activities was $8,900,799 in the nine months ended September 30, 2020 and was primarily due to the purchases of investments during the period.

Cash Flows from Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2021 and 2020 was $5,742,223 and $18,261,268, respectively. Cash provided by financing activities in the nine months ended September 30, 2021 was due to proceeds received from the sale of common stock under our ATM program and the exercise of stock options and warrants partially offset by the repayment of promissory notes. Cash provided by financing activities in the nine months ended September 30, 2020 was due to the proceeds received from our underwritten public offering, the ATM offering and the exercise of stock options and warrants.

Contractual Obligations

We are a party to (i) a lease agreement for laboratory space leased on a month-to month basis that is part of a shared facility in Menlo Park, California and (ii) a one-year lease agreement for office space in Fairfield, New Jersey, which expires in September 2022.

Rent expense was $104,429 and $101,104 for the three months ended September 30, 2021 and 2020, respectively. Rent expense was $311,071 and $302,345 for the nine months ended September 30, 2021 and 2020, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet financing arrangements at September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Moreover, success in research, preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and non-clinical testing. The clinical trial process may fail to demonstrate that our potential drug candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a drug candidate and may delay development of other potential drug candidates. Any delay in, or termination of, our non-clinical testing or clinical trials will delay the filing of an investigational new drug application and new drug application with the FDA or the equivalent applications with pharmaceutical regulatory authorities outside the United States and, ultimately, our ability to commercialize our potential drugs and generate product revenues. In addition, our Phase 1a/1b trial of CB4211, our lead MBT candidate, involved, and we expect that our other early clinical trials will involve, small patient populations. Because of these small sample sizes, the results of these early clinical trials, including the topline data from our CB4211 Phase 1a/1b trial, may not be indicative of future results.

Risks Related to Discovery, Development and Commercialization

If our current and any future clinical trials are delayed, suspended or terminated, we may be unable to develop our product candidates on a timely basis, which would adversely affect our ability to obtain regulatory approvals, increase our development costs and delay or prevent commercialization of any approved products.

We cannot predict whether we will encounter problems with our ongoing, planned or any future clinical trials that will cause regulatory agencies, institutional review boards, or us to suspend or delay a trial. For example, in November 2018, the Company announced the temporary suspension of the Phase 1a/1b clinical trial for CB4211 in order to address injection site reactions, and we resumed the trial in June 2019. In November 2019, we announced the completion of the Phase 1a portion of the clinical trial and the commencement of the recruiting phase of the final Phase 1b stage of the study. However, in March 2020, we announced a delay in the completion of our Phase 1b study for NASH and obesity. The delays were caused by a pause by some of our clinical research organization partners in all of their activities related to the study in response to developments relating to the COVID-19 pandemic. We announced the resumption of our Phase 1b study in July 2020. In response to a routine annual development safety update report (the “DSUR”) we submitted to the FDA on August 6, 2020, the FDA requested additional details regarding injection site reaction safety data presented in the DSUR. The additional information was provided to the FDA. A routine annual DSUR was submitted on August 4, 2021. The FDA’s review of this information, review of future submissions related to completed, ongoing, or planned clinical trials of CB4211 or other clinical candidates, or future information requests from the FDA could result in the delay or suspension of any ongoing or planned clinical trials to address any concerns.

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

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions, including timely performance by our CROs and other vendors, positive clinical and preclinical results, the addition of a corporate partner for our CB4211 program, and sufficient funding from partnering and general fundraising. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, or at all, our revenue may be lower than expected, the commercialization of our products may be delayed or never achieved and, as a result, our stock price may decline.

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

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our drug candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our medicines. For example, we experienced delays in receiving the data from our third-party CRO conducting our CB4211 Phase 1b study, which delayed our analysis and release of topline data.

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

Risks Related to Product Development and Regulatory Approval

Even if we are successful in developing drug candidates, we may not be able to market or generate sales of our products to the extent anticipated. Our business may fail, and investors could lose all of their investment in our Company.

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

Although there are no currently approved therapies for the treatment of non-alcoholic fatty liver disease or NASH, there are numerous therapies in development, including those in clinical trials that are more advanced than ours. Additionally, there are numerous therapies currently marketed to treat IPF, diabetes, cancer, Alzheimer’s disease and other diseases for which our potential product candidates may be indicated. For example, if we develop an approved treatment for T2D, it would compete with several classes of drugs for T2D that are approved to improve glucose control. These therapies are varied in their design, therapeutic application and mechanism of action and may provide significant competition for any of our product candidates for which we obtain market approval. New products may also become available that provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain market approval. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more conveniently administered or stored or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers’ or other third-party payers’ reimbursement polices seeking to encourage the use of existing products which are generic or are otherwise less expensive to provide.

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

The use of any of our products in clinical trials, and the results of those trials, may expose us to liability claims, which may cost us significant amounts of money to defend against or pay out, causing our business to suffer.

The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of our products. If any of our drug candidates are used in clinical trials, or if any of our drug candidates become marketed products, they could potentially harm people or allegedly harm people, possibly subjecting us to costly and damaging product liability claims. Some of the patients who participate in clinical trials are already ill when they enter a trial or may intentionally or unintentionally fail to meet the exclusion criteria. The waivers we obtain may not be enforceable and may not protect us from liability or the costs of product liability litigation. Although we obtained product liability insurance, which we believe is adequate, we are subject to the risk that our insurance will not be sufficient to cover claims. We anticipate that we will need to increase our insurance coverage if we successfully commercialize any product candidate. The insurance costs along with the defense or payment of liabilities above the amount of coverage could cost us significant amounts of money and management distraction from other elements of the business, decrease demand for any product candidates that we may develop, injure our reputation and attract significant negative media attention, and lead to the withdrawal of clinical trial participants, causing our business to suffer. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

In the United States, the FDA generally requires two adequate and well-controlled pivotal clinical trials to approve a new drug application (“NDA”). Furthermore, for full approval of an NDA, the FDA requires a demonstration of efficacy based on a clinical benefit endpoint. The FDA may grant accelerated approval based on a surrogate endpoint reasonably likely to predict clinical benefit. Even though our pivotal clinical trials for a specific indication may achieve their primary endpoints and may be reasonably believed by us to be likely to predict clinical benefit, the FDA may not accept the results of such trials or approve our product candidates on an accelerated basis, or at all. It is also possible that the FDA may refuse to accept for filing and review any regulatory application we submit for regulatory approval in the United States. Even if our regulatory application is accepted for review, there may be delays in the FDA’s review process and the FDA may determine that such regulatory application does not contain adequate clinical or other data or support the approval of our product candidate. In such a case, the FDA may issue a complete response letter that may require that we conduct and/or complete additional clinical trials and preclinical studies or provide additional information or data before it will reconsider an application for approval. Any such requirements may be substantial, expensive and time-consuming, and there is no guarantee that we will continue to pursue such application or that the FDA will ultimately decide that any such application supports the approval of our product candidate. Furthermore, the FDA may also refer any regulatory application to an advisory committee for review and recommendation as to whether, and under what conditions, the application should be approved. While the FDA is not bound by the recommendation of an advisory committee, it considers such recommendations carefully when making decisions. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient revenue to maintain our business.

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

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for holders of our common stock.

The market price of our common stock has been and is likely to continue to be volatile. The stock market in general, and the market for biotechnology companies in particular has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

●	results of preclinical studies or clinical trials of our product candidates or those of our competitors:

●	unanticipated or serious safety concerns related to the use of any of our product candidates;

●	adverse regulatory decisions, including failure to receive regulatory approval for any of our product candidates;

●	the success of competitive drugs or technologies;

●	regulatory or legal developments in the United States and other countries applicable to our product candidates;

●	the size and growth of our prospective patient populations;

●	developments concerning our collaborators, our external manufacturers or in-house manufacturing capabilities;

●	inability to obtain adequate product supply for any product candidate for preclinical studies, clinical trials or future commercial sale or inability to do so at acceptable prices;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	the recruitment or departure of key personnel;

●	the level of expenses related to any of our product candidates or clinical development programs;

●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or drugs;

●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts or publications of research reports about us or our industry;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	changes in the structure of healthcare payment systems;

●	market conditions in the biotechnology sector;

●	our cash position or the announcement or expectation of additional financing efforts;

●	general economic, industry and market conditions; and

●	other factors, including those described in this “Risk Factors” section, many of which are beyond our control.

The price of our common stock does not meet the requirements for continued listing on Nasdaq. If we fail to regain compliance with the minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.

The continued listing standards of Nasdaq require, among other things, that the minimum bid price of a listed company’s stock be at or above $1.00. If the closing minimum bid price is below $1.00 for a period of more than 30 consecutive trading days, the listed company will fail to be in compliance with Nasdaq’s listing rules and, if it does not regain compliance within the grace period, will be subject to delisting. As previously reported, on November 10, 2021, we received a notice from the Nasdaq Listing Qualifications Department notifying us that for 30 consecutive trading days, the bid price of our common stock had closed below the minimum $1.00 per share requirement. In accordance with Nasdaq’s listing rules, we were afforded a grace period of 180 calendar days, or until May 9, 2022, to regain compliance with the bid price requirement. In order to regain compliance, the bid price of our common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days.

If we fail to regain compliance by May 9, 2022, we may be eligible for a second 180 day compliance period, provided that, on such date, we meet the continued listing requirement for market value of publicly held shares and all other applicable Nasdaq listing requirements (other than the minimum closing bid price requirement) and we provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. Such extension of the grace period would be subject to Nasdaq’s discretion, and there can be no guarantee that we would be granted an extension.

We cannot provide any guarantee that we will regain compliance during the grace period or be able to maintain compliance with Nasdaq’s listing requirements in the future. If we are not able to regain compliance during the grace period, or any extension of the grace period for which we may be eligible, our common stock will be subject to delisting. Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

Our management owns, and could acquire, a significant percentage of our outstanding common stock. If the ownership of our common stock continues to be highly concentrated in management, it may prevent other stockholders from influencing significant corporate decisions.

As of September 30, 2021, our executive officers and directors own, as a group, approximately 20% of the outstanding shares of our common stock. Additionally, our executive officers and directors own, as a group, options and warrants exercisable for approximately 13% of our outstanding common stock, assuming exercise of such options and warrants. As a result, our management could exert significant influence over matters requiring stockholder approval, including the election of our board of directors, the approval of mergers and other extraordinary transactions, as well as the terms of any of these transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could in turn have an adverse effect on the fair market value of our Company and our common stock. These actions may be taken even if they are opposed by our other stockholders.

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

We are also subject to more stringent state law requirements. For example, under California law, we will be required to have at least three female directors on our board of directors and one director from an “underrepresented community” by December 31, 2021, and two additional directors from an “underrepresented community” by December 31, 2022. A director from an “underrepresented community” means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. If we fail to comply with either of these requirements, we could be fined by the California Secretary of State, our reputation may be adversely affected and certain investors may divest their holdings in our stock.

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

Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on.

Date: November 15, 2021	By:	/s/ Jeffrey F. Biunno
Jeffrey F. Biunno
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)