Form 10-K
period 2021-12-31
CohBar, Inc.
filed 2022-03-29
CIK 1522602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2021) was $69,343,744 based upon the last price of the Registrant’s common stock as reported on The Nasdaq Capital Market on such date. As of March 24, 2022, the registrant had outstanding 86,981,684 shares of common stock.

Documents Incorporated by Reference

The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for its 2022 Annual Meeting of Shareholders. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

COHBAR, INC.

2021 FORM 10-K ANNUAL REPORT

i

PART I

Forward-Looking Statements

This report, including the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on our current expectations, estimates, forecasts and projections about our business, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “may,” “will,” “should,” “could,” “anticipate,” “believe,” “expect,” “intend,” “plan,” “potential,” “continue” and similar expressions are intended to identify these forward-looking statements. Examples of such forward-looking statements include statements regarding:

●	our future results of operations and financial position, business strategy, market size and potential growth opportunities;

●	preclinical and clinical development activities;

●	efficacy and safety profiles of our clinical candidates;

●	the anticipated therapeutic properties of our drug development candidates;

●	expectations regarding our ability to effectively protect our intellectual property; and

●	expectations regarding our ability to attract and retain qualified employees and key personnel.

These statements reflect our current beliefs and are based on information currently available to us. Forward-looking statements involve significant risks and uncertainties, including without limitation, those listed in the “Risk Factors” section. A number of factors could cause actual results to differ materially from the results discussed in the forward-looking statements including, but not limited to, changes in general economic and market conditions and the risk factors disclosed under “Risk Factors.” Although the forward-looking statements contained in this report are based upon what we believe to be reasonable assumptions, we cannot assure you that actual results will be consistent with these forward-looking statements. Investors should not place undue reliance on forward-looking statements. These forward-looking statements are made as of the date hereof and we assume no obligation to update or revise them to reflect new events or circumstances, except as required by applicable law.

Item 1. Business

OVERVIEW

CohBar (“CohBar,” “we,” “us,” “our,” “its” or the “Company”) is a clinical stage biotechnology company leveraging the power of the mitochondria and the peptides encoded in its genome to develop potential breakthrough therapeutics targeting chronic and age-related diseases with limited to no treatment options. Our novel approach is built on the key insights of the Company’s founders that certain mitochondrially encoded peptides produce effects that are not limited to local regulation within the mitochondria and may have important roles to play in critical systemic biological pathways. Many of these effects are quite distinct from traditional mitochondrial function such as energy production and metabolism, involving diverse processes including inflammation, fibrosis and cell signaling.

We believe we have achieved a leading position in exploring the mitochondrial genome and its utility for the development of novel therapeutics, including world-renowned expertise in mitochondrial biology, a broad intellectual property estate with more than 65 patent applications filed, key opinion leaders and disciplined drug discovery and development processes. Our proprietary processes of identifying nucleic acid sequences encoding native peptides in the mitochondrial genome, developing and optimizing novel analogs of these natural mitochondrial derived peptides (“MDPs”), as well as developing and conducting proprietary screens to identify and characterize the activities of these peptides are referred to as our Mito+ platform. We are using our Mito+ platform to identify and develop novel modified versions of natural peptides, which we call analogs, to treat a variety of serious conditions, with a focus on chronic diseases involving inflammation and fibrosis. We believe that the mitochondrial genome may be transformative in the field of drug discovery and that our novel peptide analogs may become a new and major class of drugs with broad therapeutic application. We are currently advancing a pipeline of novel peptide analogs through varying stages of development: CB5138-3 for idiopathic pulmonary fibrosis (“IPF”), CB4211 for the treatment of nonalcoholic steatohepatitis (“NASH”) and obesity, and several preclinical and discovery-stage programs.

Potential of Mitochondrial Biology

Our approach leverages the longstanding symbiotic relationship between the mitochondria and the human cell, enabling us to take advantage of millennia of evolutionary pressure. While the central role of mitochondria as the powerhouse of the cell has been well understood for decades, recent research shows a much broader role for this important organelle. Mitochondria have been shown to signal within and between cells, orchestrate multiple biological systems, regulate metabolism and the immune system and control cell cycle, cell growth, and cell death (apoptosis). Other than the nucleus, the mitochondria are the only cell components that have their own genome and we believe the peptides encoded in the mitochondrial genome provide an effective starting point for the development of valuable therapeutics with the potential for better safety and tolerability profiles.

CohBar scientists have mined the mitochondrial genome and discovered multiple unique peptides. After creating novel analogs of these native peptides, we utilize a broad range of proprietary activity screens that are highly predictive of human activity and disease to assess the therapeutic potential of our novel peptides. Our novel analogs are then studied in in vitro and/or in vivo models to confirm their biological effects prior to the selection of a clinical candidate for further testing and ultimate entry into clinical trials. While we look to the mitochondrial genome as the source of our therapeutic peptides, we are not focused on relatively rare diseases caused by specific mitochondrial defects or abnormalities. Rather, our screening is geared towards detecting peptides that interact with cell surface receptors and have activity in important systemic biological pathways, resulting in product candidates with the potential to impact diseases with large unmet medical needs. Building on continued advances in our understanding of mitochondrial contributions to systemic processes, we have discovered a number of peptide families that are structurally unique and have distinct mechanisms of action, providing us with multiple independent opportunities for the successful development of novel therapeutics.

We believe that the proprietary capabilities of our Mito+ platform, combined with our scientific expertise and intellectual property portfolio, provide a competitive advantage in our mission to treat chronic and age-related diseases through the advancement of a new class of transformative drugs. Our peptide optimization process is designed to discover numerous potential drug candidate opportunities. These drug candidates may be internally developed by CohBar or advanced through strategic partnerships with larger biopharmaceutical companies. To ensure that we capture the most value from our pipeline, we aggressively file for broad intellectual property coverage, both in the United States and internationally, which we believe is critical to securing CohBar’s leadership role in the field and enabling us to benefit from prior and future discoveries.

We have filed more than 65 patent applications with claims directed to both compositions comprising and methods of using our novel MDPs and their analogs. We are the exclusive licensee from the Regents of the University of California and the Albert Einstein College of Medicine of additional patents that include claims that are directed to compositions comprising natural peptide sequences and their novel analogs and/or methods of their use in the treatment of indicated diseases.

Company Information

We were formed as a limited liability company in the state of Delaware in 2007 and converted to a Delaware corporation in 2009. We completed our initial public offering of common stock in January 2015 and our common stock is listed for trading on The Nasdaq Capital Market (CWBR).

Our corporate headquarters and laboratory are located in Menlo Park, California.

OUR STRATEGY

Our goal is to create a new and powerful class of medicines to address chronic and age-related diseases based on targeting the mitochondrial genome. The key elements of our strategy are to:

●	Focus our resources on developing therapies for high-value chronic and/or age-related diseases, with a focus on fibrotic and inflammatory conditions.

●	Advance CB5138-3 through clinical development for IPF while continuing to evaluate additional potential indications. IPF is an area of high unmet medical need where we believe that CB5138-3 can offer differentiated advantages to patients and physicians. Given the broad anti-fibrotic and anti-inflammatory effects we have seen in our preclinical work, we also plan to evaluate other potential indications for this promising product candidate.

●	Selectively form strategic alliances to augment our expertise in exploring the mitochondrial genome and its utility as a source of novel therapeutics to accelerate development and commercialization. We will continue to seek partners who can bring therapeutic expertise, development and commercialization capabilities and funding to allow us to maximize the potential of our pipeline.

●	Leverage our Mito+ technology platform and unique peptide library to develop additional targets and programs. Our team has discovered multiple unique and previously unidentified peptides encoded within the mitochondrial genome that have benefitted from millennia of evolutionary pressure. We are evaluating the potential benefit of novel analogs of these peptides in a variety of models of fibrosis and inflammation, with the objective of maximizing the potential of our pipeline.

OUR PIPELINE

Our research efforts are focused on utilizing our Mito+ platform to identify, assess and optimize novel analogs of native peptides found in the mitochondrial genome and advancing those candidates with the greatest therapeutic and commercial potential. Our pipeline includes a number of these novel peptide analogs in different stages of research and development.

CB5138-3

In 2021, we nominated our second clinical candidate, CB5138-3, a first-in-class therapeutic under development for the treatment of idiopathic pulmonary fibrosis and other fibrotic diseases. Our CB5138-3 product candidate has impressive preclinical results, with significant anti-fibrotic and anti-inflammatory properties. In addition, we believe CB5138-3 has the potential to provide a better safety and tolerability profile than currently approved IPF drugs, which are poorly tolerated with significant gastrointestinal and/or skin toxicity. When combined with our promising preclinical data, we believe CB5138-3 could provide important clinical and commercial advantages over current standard of care. This program is currently in IND-enabling studies. To date, we have not seen any notable systemic toxicity in rodent or non-human primate studies. Due to additional planned formulation work, we plan to file an Investigational New Drug (“IND”) Application in the second half of 2023 and begin a first-in-human study shortly thereafter.

CB5138-3 Preclinical Studies

Multiple members of the CB5138 family of peptides have demonstrated anti-fibrotic and anti-inflammatory effects in in vitro and in vivo models. For example, in co-cultures of human lung cells, CB5138-1, a peptide closely related to CB5138-3, decreased the expression of key fibrosis biomarkers, including alpha smooth muscle actin (αSMA), and collagen types I and III. CB5138-1 also decreased the transformation of healthy lung cells into fibrotic cells after induction by TGF-beta1, resulting in reduced production of the fibrotic components αSMA and pro-collagen I alpha 1. Using the therapeutic mouse model of IPF, where peptide treatment is started one week after fibrosis induction with bleomycin, CB5138-3 significantly reduced lung fibrosis assessed by the Ashcroft Score, reduced inflammation, and decreased fibrosis-related changes in lung weight, collagen deposition in lung tissue, and collagen secretion into lung fluid. Data from these studies were presented at the American Thoracic Society (ATS) 2020 Meeting.

In the same therapeutic mouse model of IPF, CB5138-3 demonstrated significant favorable anti-inflammatory effects, as evidenced by a reduction in various pro-inflammatory cytokines, chemokines and inflammatory cells in lung fluid (BALF).

As seen through the staining of lung tissue, the data from the therapeutic mouse model of IPF demonstrated that CB5138-3 reduced fibrosis and inflammation.

CB4211

Our most advanced clinical candidate, CB4211, is a first-in-class therapeutic under development for the treatment of NASH and obesity. CB4211 recently demonstrated positive effects on reducing biomarkers of liver injury and improving metabolic homeostasis in a Phase 1a/1b clinical study in obese subjects with nonalcoholic fatty liver disease (“NAFLD”). CB4211 is a novel and improved analog of MOTS-c, a naturally occurring MDP. MOTS-c was discovered in 2012 by CohBar founder Dr. Pinchas Cohen and his academic collaborators and has been shown to play a significant role in the regulation of metabolism in animal models. Compared to other assets under development for the treatment of NASH, CB4211 has a unique mechanism of action, which we believe offers a differentiated approach to treating NASH and obesity, as well as the potential to exhibit an enhanced safety profile due to its natural origin. Furthermore, we believe the positive clinical data from our CB4211 trial is an important validation of our overall approach to drug discovery, serving as a proof point that novel analogs of peptides encoded in the mitochondrial genome can impact systemic biological pathways in humans while having an attractive safety and tolerability profile. We have been working to further improve the formulation for CB4211 and intend to partner this program before moving forward into further clinical trials.

CB4211 Mechanism of Action

We have shown that CB4211 has impacts on regulating fatty acid metabolism, glucose homeostasis, and insulin sensitivity. These studies demonstrated that CB4211 potentiates insulin effects on fatty acid metabolism and glucose homeostasis by extending the duration of insulin receptor (“IR”) activation without altering the magnitude of the response or activation of highly related receptors. For example, CB4211 potentiated insulin-mediated inhibition of lipolysis in isoproterenol-stimulated adipocyte cultures without changing maximal response, while CB4211 alone had no effect. Subsequent de-phosphorylation of IR and downstream targets (IRS-1 and Akt) was markedly slowed in the presence of insulin with CB4211 compared to insulin alone. Inhibitors of IR auto-phosphorylation (GSK183705A) or downstream PI3K/Akt signaling pathway components (wortmannin, Akti-1/2) abolished the antilipolytic effects of insulin alone and in combination with CB4211. Further supporting specificity of insulin signaling, CB4211 enhanced insulin-mediated phosphorylation of IR, IRS-1, and Akt, without affecting IGF mediated phosphorylation of IGF-1R. Consistent with activity through the IR, CB4211 potentiated insulin-induced reduction in glucose production in H4-IIE cells. The acute in vivo effect of CB4211 on insulin tolerance was determined in fasted DIO mice. Administration of CB4211 with insulin enhanced insulin sensitivity, prolonging the reduction in blood glucose levels compared to insulin alone. Data from these studies were presented at the American Diabetes Association (“ADA”) 2018 Meeting.

Source: Nutrients 2015,7, 9453–9474

Summary of Results from Phase 1a/1b Clinical Study of CB4211 in Obese Subjects with NAFLD

In August 2021, we released positive topline data from our Phase 1a/1b clinical study of CB4211. The Phase 1a stage of the study was designed to assess the safety, tolerability, and pharmacokinetics of CB4211 following single and multiple-ascending doses in healthy subjects. Subjects in the Phase 1a study experienced mild, but persistent injection site reactions, which were generally seen as painless bumps at the injection site that can be felt under the skin, but in most cases would be otherwise undetectable. We modified the formulation for CB4211 partway through the Phase 1a study and did not observe any persistent injection site bumps with the modified formulation. The subsequent Phase 1b stage was designed to assess the safety, tolerability, and activity of CB4211 in obese subjects with NAFLD. The study met its primary endpoint as CB4211 was well-tolerated and appeared safe with no serious adverse events. The evaluation of the exploratory endpoints in the Phase 1b portion of the trial showed significant reductions from baseline in key biomarkers of liver damage, ALT and AST, and in glucose levels in the CB4211 group compared to placebo after four weeks of treatment, with a trend towards lower body weight. Data from the study were presented at the American Association for the Study of Liver Disease (AASLD) 2021 Liver Meeting®.

Key findings from the topline data of the Phase 1b portion of the study are summarized below.

Biomarker	CB4211 (25 mg) (n = 11)	Placebo (n = 9)	Difference from Placebo	MRI-PDFF Data	CB4211 (25 mg) (n = 11)	Placebo (n = 9)
ALT (% reduction from baseline)	-21%	4%	-25*	Baseline Liver Fat Content (LFC)	21.1%	15.9%
Proportion of subjects with >17 U/L decrease in ALT(1)	27%	11%	16%	Percent Reduction in LFC (Absolute)	-5.03%	-4.88%
AST (% reduction from baseline)	-28%	-11%	-17%*	Proportion of Responders Achieving >30% Relative Reduction in LFC(2)	36%	33%
Glucose (% reduction from baseline)	-6%	0%	-6%*

ALT: Alanine aminotransferase. AST: Aspartate aminotransferase.

*	Statistically significant versus placebo, p<0.05 by unpaired t test
(1)	A decrease in ALT by 17 U/L or more is significantly associated with histologic response in NASH (Loomba R et al. Gastroenterology, 2019; 156 (1): 88-95)

MRI-PDFF: Magnetic resonance imaging – proton density fat fraction.

(2)	A relative reduction of 30% in liver fat is associated with a histological response in non-alcoholic steatohepatitis (Patel J et al. Therap Adv Gastroenterol 2016, 9(5): 692-701)

CB4211 Preclinical Studies

In preclinical studies, CB4211 demonstrated significant therapeutic potential for the treatment of NASH, showing improvements in triglyceride levels, as well as favorable effects on liver enzyme markers associated with NAFLD and NASH. CB4211 also demonstrated significant therapeutic potential for the treatment of obesity, demonstrating significantly greater weight loss together with more selective reduction of fat mass versus lean mass in comparison to the GLP-1 agonist liraglutide, the active ingredient in a market-leading obesity drug, in DIO mice. The therapeutic effects of CB4211 have been further evaluated in the well-established Stelic Animal Model (STAM™) of NASH. In this model, treatment with CB4211 resulted in a significant reduction of the non-alcoholic fatty liver disease activity score, or NAS, a composite measure of steatosis (fat accumulation), inflammation and hepatocyte ballooning (cellular injury). Data from these studies were presented at the AASLD 2017 Liver Meeting®.

In addition, in a mouse model of NASH, CB4211 demonstrated a synergistic effect with liraglutide, with the combination resulting in a significant reduction in body weight and fat mass, as well as a decrease in liver fat, in obese mice.

Discovery Efforts

Our discovery efforts have resulted in the identification of multiple unique and previously unidentified peptides encoded within the mitochondrial genome. Many of these natural sequences and their novel analogs have demonstrated various degrees of biological activity in cell based and/or animal models relevant to a wide range of diseases. Our research efforts have identified and focused on certain of these novel analogs that have demonstrated greatest therapeutic potential. We plan to further explore these peptide families for the potential treatment of a variety of diseases, subject to resource availability and the requirements of our more-advanced programs.

CB5064 Analogs

Our discovery efforts have identified CB5064 Analogs, a family of peptides that are agonists of the apelin receptor. By utilizing the protective apelin signaling pathway, our CB5064 Analogs have the potential to address a variety of unmet medical needs such as our initial target of Acute Respiratory Distress Syndrome (“ARDS”). We believe our CB5064 Analogs could be effective in ARDS from a variety of different causes, such as bacterial or viral pneumonia, including COVID-19 associated ARDS. In a preclinical mouse model of ARDS, treatment with CB5064 Analogs reduced fluid accumulation in the lungs and a corresponding broad reduction in levels of key pro-inflammatory cytokines secreted into the lung fluid, when compared to treatment with a placebo control.

CB5064 Analogs Mechanism of Action

Apelin is an endogenous peptide produced and secreted by several cell types, including fat (adipose tissue) and muscle cells, that activates the apelin receptor (“APJ”), a key cell surface receptor. The apelin/APJ axis is involved in protective regulation of fluid homeostasis, cardiovascular function, and metabolism. Activation of APJ, which is broadly expressed but particularly abundant in pulmonary and cardiac tissues, is known to be protective in animal models of ARDS, thrombosis, stroke and sepsis. In addition to its protective effects in lung injury, apelin has also been shown to reduce body weight and improve insulin sensitivity in obese mice. Apelin itself is a poor drug candidate due to its relative instability and short half-life.

Disease Focus

Our research and development focus is predominantly on chronic and age-related diseases and our lead programs are targeted to the following conditions.

Idiopathic Pulmonary Fibrosis – Idiopathic Pulmonary Fibrosis is a chronic, progressive, debilitating, and usually fatal interstitial lung disease that affects approximately 100,000 people in the United States This orphan disease results in fibrosis of the lungs. Idiopathic means “of unknown cause,” though there are certain risk factors that are associated with a higher incidence of IPF, including age (> 50), male gender, smoking, acid reflux and family history of IPF. While many patients do not have symptoms early in the course of the disease, as IPF progresses, symptoms can include persistent dry cough, shortness of breath, especially with exertion, chest pain, loss of appetite and non-intentional weight loss, fatigue and swelling in the legs. Mean survival after diagnosis is only two to three years, which is worse than many cancers. There are two FDA-approved drugs to treat IPF. While both drugs have been shown to decrease the rate of loss of lung function, neither has demonstrated an improvement in survival and both are poorly tolerated by many patients.

NASH – NAFLD is the build-up of extra fat in liver cells that is not due to alcohol consumption. In some patients, NAFLD leads to NASH, a progressive condition involving inflammation and ultimately fibrosis, or scarring, of the liver. This can further progress to cirrhosis (advanced, late-stage scarring). Patients who develop cirrhosis are at risk for complications including liver failure and liver cancer (hepatocellular carcinoma). While the cause of NASH is unknown, it is associated with a broader set of metabolic disorders and important risk factors include elevated triglyceride or cholesterol levels, type 2 diabetes, high blood pressure and obesity, particularly with body fat concentrated around the waist. NASH is also more prevalent in certain ethnic groups including Asian and Hispanic populations. Since there are generally no symptoms until late in the disease progression, many patients have significant liver damage by the time the diagnosis is made. NASH is estimated to impact approximately 12% of the U.S. adult population and there is currently no approved treatment.

Obesity – Obesity impacts more than 40% of U.S. adults and is a major risk factor for a variety of other serious diseases, including heart disease, stroke, type 2 diabetes, NASH and certain types of cancer. Lifestyle interventions have limited success and there is a growing recognition of the need for safe and effective treatments for this important metabolic condition.

Acute Respiratory Distress Syndrome – ARDS occurs when fluid builds up in the tiny, elastic air sacs, or alveoli, of the lungs, resulting in poor blood oxygenation. ARDS is typically a complication of some other primary condition, such as pneumonia, sepsis, or trauma. Current treatment is primarily supportive, along with treatment of the underlying infection or trigger. Mortality rates are high and many patients that survive experience lasting lung damage.

COMPETITION

The biopharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our scientific knowledge, technology, and research and development experience provide us with competitive advantages, we face potential competition from many different sources, including major biopharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies, and public and private research institutions. Many of our competitors may have significantly greater financial resources and capabilities for research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Although our product candidates have unique mechanisms of action compared to most other approved or investigational therapies across the disease areas where we are focusing our development, we will need to compete with currently approved therapies, and potentially those currently in development if they are approved. We are aware of several marketed and investigational products in our leading disease areas, including but not limited to:

●	IPF: There are two FDA approved drugs to treat IPF: nintedanib (Ofev), marketed by Boehringer Ingelheim GmbH, and pirfenidone (Esbriet), marketed by Roche Holdings AG. In addition, there are several companies developing product candidates to treat IPF, including AbbVie, Boehringer Ingelheim GmbH, FibroGen, Inc., Galecto, Inc., Pliant Therapeutics, Inc. and Roche Holdings AG.

●	NASH: There are currently no approved therapies for the treatment of NASH. There are several companies developing product candidates to treat NASH, including Madrigal Pharmaceuticals, Inc., Intercept Pharmaceuticals, Inc., Novo Nordisk, Pfizer Inc., Gilead Sciences, Inc., AstraZeneca plc, Eli Lilly & Company, GlaxoSmithKline plc, Amgen, Inc., BMS, Johnson & Johnson, Merck & Co., Inc., Roche Holdings AG, Viking Therapeutics, Inc., Akero Therapeutics, Inc. and Hepion Pharmaceuticals, Inc.

●	Obesity: There are several products currently approved for obesity, such as Saxenda, Contrave, Wegovy, phentermine (Adipex) and other sympathomimetic amines approved for short term use (a few weeks) such as benzphetamine (Didex), diethyoproprion (Tenuate) and phendimetrazine (Bontril), Xenical and Alli, and Qsymia, as well as several investigational therapies that are currently being studied for the treatment of obesity.

●	ARDS: There are no FDA approved drugs to specifically treat ARDS. There are several companies developing product candidates to treat ARDS, including Biohaven Pharmaceutical Holding Company Ltd., Boehringer Ingelheim GmbH, Faron Pharmaceuticals Ltd. Athersys, Inc., and Edesa Biotech.

EMPLOYEES AND HUMAN CAPITAL RESOURCES

As of March 24, 2022, we had ten employees, nine full-time and one part-time. Additionally, from time to time we engage subject-matter experts on a consulting basis in specific areas of our research and development efforts. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

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

RESEARCH AND DEVELOPMENT

Research and development activities are central to our business model. Our research programs include activities related to discovery of novel MDPs, investigational research to evaluate the potential therapeutic effects of certain discovered natural sequences in research and preclinical studies and engineering novel, improved analogs of certain discovered natural sequences with characteristics suitable for further development as potential drug candidates and advancing our identified candidates through clinical studies. Depending on factors of capability, cost, efficiency and intellectual property rights, we conduct our research programs independently at our laboratory facility. We also outsource some research and development activities pursuant to contractual arrangements with CROs or under collaborative arrangements with academic institutions.

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

Our intellectual property and patent strategy is focused on our MDPs and our novel analogs of these natural peptides. Our strategy is generally to seek patent protection in the United States and, where applicable, in those international jurisdictions we identify as holding significant potential market opportunity for any drug we may develop and in which patent protection is available. We also rely on trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position. With respect to new biologically active MDPs that we identify within the mitochondrial genome, we typically file provisional patent applications and seek composition-of-matter and method-of-treatment patents for our MDPs, and/or their novel analogs, and prospective novel drug candidates as well as methods of use based on research and preclinical evaluation of therapeutic potential. We intend to file international Patent Cooperation Treaty (“PCT”) applications and/or non-provisional patent applications for those MDPs and/or novel analogs within our pipeline based on further assessment of their therapeutic and commercial potential, as well as strategic and competitive considerations. We believe that the opportunity to engineer analogs or create combination therapies will afford us the opportunity to strengthen IP protection for our drug development candidates as they advance through our development pipeline and to broaden our IP protection internationally.

As of December 31, 2021, we have filed more than 65 patent applications, including at least 10 international PCT applications, with claims directed to both composition of matter and methods of use of novel MDPs and their novel analogs. Our patent applications include filings in the United States, Europe and a number of other foreign countries, with projected expiration dates ranging from 2037 to 2041. Additionally, we are the exclusive worldwide licensee from the Regents of the University of California (the “Regents”) of 15 issued patents that will expire between 2028 and 2034. Other licensed intellectual property is described below.

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

National and international patent laws concerning peptide therapeutics remain highly unsettled. Policies regarding the patent eligibility or breadth of claims allowed in such patents are currently in flux in the United States and other countries. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries can diminish our ability to protect our inventions and enforce our intellectual property rights. Accordingly, we cannot predict the breadth or enforceability of claims that may be granted in our patents or in third-party patents. The biopharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Our ability to maintain and solidify our proprietary position for our drugs and technology will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know whether any of the patent applications that we may file or license from third parties will result in the issuance of any patents. The issued patents that we own, license, or may license or own in the future, may be challenged, invalidated or circumvented, and the rights granted under any issued patents may not provide us with sufficient protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may be able to independently develop and commercialize similar drugs or duplicate our technology, business model or strategy without infringing our patents. Because of the extensive time required for clinical development and regulatory review of a drug we may develop, it is possible that, before any of our drugs can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of any such patent.

Summaries of our owned and licensed patent positions are described below.

CohBar Owned IP

As of December 31, 2021, we have filed more than 65 patent applications, including applications relating to CB4211, CB5138 Analogs and other CohBar-identified MDPs and novel analogs.

MOTS-c Analog Patent Coverage

We have filed over 20 U.S. and foreign patent applications, including applications in Europe and Asian countries, directed to novel refined analogs of MOTS-c with improved properties, including claims directed to composition of matter and methods of use as well as to formulations containing these peptides. These applications also cover our most advanced product candidate CB4211 and its formulations. If issued, these patents would expire in 2037 or 2039. In 2021, the U.S. Patent and Trademark Office (“USPTO”) granted us a patent that covers CB4211 and related compositions, as well as methods of treatment, including methods of treating NASH. The term of this patent extends to 2037.

CB5138 Analog Patent Coverage

We have filed national and regional patent applications related to a CohBar-identified MDP (CB5138) and novel, improved analogs, including claims directed to composition of matter and methods of use, with a projected expiration date of 2040.

Other CohBar Identified MDPs and Analog Coverage

We have also filed more than 45 provisional patent applications and at least 10 PCT applications related to additional CohBar-identified MDPs and/or their novel, improved analogs, including claims directed to compositions of matter and methods of use. A number of these filings relate to our preclinical programs, including our CB5064 analogs. We intend to file additional non-provisional U.S. patent applications and/or other regional or national patent application for MDPs and/or novel analogs within our pipeline based on further assessments of their therapeutic and commercial potential, as well as strategic and competitive considerations.

CohBar Licensed IP

MOTS-c Patent Coverage

We are the exclusive licensee from the Regents to intellectual property rights related to MOTS-c, including two issued U.S. patents as well as corresponding foreign applications and granted foreign patents filed in multiple countries and regions. These issued patents and applications include composition of matter claims directed to MOTS-c and certain novel analogs of MOTS-c, as well as methods of use claims for MOTS-c or certain novel analogs of MOTS-c as a treatment for type 1 diabetes, T2D, fatty liver, obesity and cancer. Patents related to these filings have been granted in the United States, Europe, Japan and several other countries.

SHLP-2 and SHLP-6 Patent Coverage

We are the exclusive licensee from the Regents to intellectual property for SHLP-2 and SHLP-6 and their novel analogs. This intellectual property includes an issued U.S. patent with a term expiring in 2029.

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

Trademarks

We consider COHBARTM to be our common law trademark and are pursuing registration in the United States Patent & Trademark Office. We are also pursuing trademark registration for MITO+ for use in conjunction with research and development of pharmaceutical products.

In-licenses

MOTS-c Exclusive License

On August 6, 2013, we entered into an exclusive license agreement with the Regents to obtain worldwide, exclusive rights under patent filings and other intellectual property rights in inventions developed by Dr. Cohen and academic collaborators at the University of California, Los Angeles. The intellectual property includes the U.S. and foreign patents and patent applications described above under “MOTS-c Patent Coverage.”

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

Humanin and SHLPs Exclusive License

On November 30, 2011, we entered into an exclusive license agreement with the Regents and the Albert Einstein College of Medicine at Yeshiva University to obtain worldwide, exclusive rights under patent filings and other intellectual property rights in inventions developed by Drs. Cohen and Barzilai and their academic collaborators. The intellectual property includes the U.S. patents described above under “Humanin and Humanin Analogs Patent Coverage” and “SHLP-2 and SHLP-6 Patent Coverage.”

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

Under the agreement, the license rights granted to us are subject to any rights the U.S. government may have in such licensed rights due to its sponsorship of research that led to the creation of the licensed rights. The agreement terminates upon the expiration of the last valid claim of the licensed patent rights. We may terminate the agreement at any time by giving the Regents advance written notice. The agreement may be modified or terminated on a product-by-product basis by the Regents if we materially fail to meet certain diligence requirements and development milestones. The agreement may also be terminated by the Regents in the event of our continuing material breach after notice of such breach and the opportunity to cure. In October 2021, the Regents accepted our payment for an additional year of license maintenance.

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

In general, new chemical entities are tested in animal models to determine whether the product is reasonably safe for initial human testing. Additional preclinical testing continues during the clinical development stage. Clinical trials for new products are typically conducted in three sequential phases that may overlap. Phase 1 trials typically involve the initial introduction of the pharmaceutical into healthy human volunteers and focus on testing for safety, dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. In the case of serious or life-threatening diseases, such as cancer, initial Phase 1 trials are often conducted in patients directly, with preliminary exploration of potential efficacy. Phase 2 trials involve clinical trials to evaluate the effectiveness of the drug for a particular disease indication or indications in patients with the disease or condition under study and to determine appropriate dosages and dose regimens and the common short-term side effects and risks associated with the drug. Phase 2 trials are typically closely monitored and conducted in a relatively small number of patients, usually involving no more than several hundred subjects. Phase 3 trials are generally expanded, well-controlled clinical trials. They are performed after preliminary evidence suggesting effectiveness, as well as the appropriate dose and dose ranges of the drug, have been obtained, and are intended to gather the additional information about effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for product labeling.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the health care system and efforts to control health care costs, including drug prices, that could significantly affect the development of our business, including preventing, limiting or delaying regulatory approval of our drug candidates and reducing the sales and profits derived from our products once they are approved. For example, in the United States, the Patient Protection and Affordable Care Act of 2010 (“ACA”) substantially changed the way health care is financed by both governmental and private insurers and significantly affects the biopharmaceutical industry. There is continued uncertainty about the implementation of ACA, including the potential for further amendments to the ACA and legal challenges to or efforts to repeal the ACA. We cannot be sure whether additional legislative changes will be enacted, or whether government regulations, guidance or interpretations will be changed, or what the impact of such changes would be on the marketing approvals, sales, pricing, or reimbursement of our drug candidates or products, if any, may be.

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

Item 1A. Risk Factors

Summary of Risk Factors

An investment in our common stock involves various risks, and prospective investors are urged to carefully consider the matters discussed in the section titled “Risk Factors” prior to making an investment in our common stock. These risks include, but are not limited to, the following:

●	we are an early-stage biotechnology company and may never be able to successfully develop marketable products or generate any revenue. We have a limited relevant operating history upon which an evaluation of our performance and prospects can be made. There is no assurance that our future operations will result in profits. If we cannot generate sufficient revenues, we may suspend or cease operations;

●	we have had a history of losses and no revenue;

●	the outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, and the ongoing COVID-19 pandemic, could adversely impact our business, including our clinical trials and preclinical studies;

●	if we fail to demonstrate efficacy or safety in our research and clinical trials, our future business prospects, financial condition and operating results will be materially adversely affected;

●	if any of our future clinical trials are delayed, suspended or terminated, we may be unable to develop our product candidates on a timely basis, which would adversely affect our ability to obtain regulatory approvals, increase our development costs and delay or prevent commercialization of any approved products;

●	if we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed and, as a result, our stock price may decline;

●	our future success depends on key members of our scientific team and our ability to attract, retain and motivate qualified personnel;

●	we may seek to establish development and commercialization collaborations, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans;

●	we may not be successful in our efforts to identify or discover potential drug development candidates;

●	our research and development plans will require substantial additional future funding which could impact our operational and financial condition. Without the required additional funds, we will likely cease operations;

●	even if we are able to develop our potential drugs, we may not be able to obtain regulatory approval, or if approved, we may not be able to generate significant revenues or successfully commercialize our products, which will adversely affect our financial results and financial condition, and we will have to delay or terminate some or all of our research and development plans, which may force us to cease operations;

●	if we do not maintain the support of qualified scientific collaborators, our revenue, growth and profitability will likely be limited, which would have a material adverse effect on our business;

●	we expect to rely on third parties to conduct our clinical trials and some aspects of our research and preclinical testing. These third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or preclinical testing;

●	we contract with third parties for the manufacture of our peptide materials for research and preclinical testing and expect to continue to do so for any future product candidate advanced to clinical trials and commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our research peptide materials, product candidates or medicines, or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our research, development or commercialization efforts;

●	we may not be able to develop drug candidates, market or generate sales of our products to the extent anticipated. Our business may fail, and investors could lose all of their investment in our Company;

●	interim and preliminary or topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data;

●	we expect to expand our drug development and regulatory capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations; and

●	the use of any of our products in clinical trials may expose us to liability claims, which may cost us significant amounts of money to defend against or pay out, causing our business to suffer.

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

We are an early-stage biotechnology company and may never be able to successfully develop marketable products or generate any revenue. We have a limited relevant operating history upon which an evaluation of our performance and prospects can be made. There is no assurance that our future operations will result in profits. If we cannot generate sufficient revenues, we may suspend or cease operations.

We are an early-stage company. Our operations to date have been limited to organizing and staffing our Company, business planning, raising capital, identifying MDPs for further research, developing our intellectual property portfolio, performing research on identified MDPs and our novel analogs and progressing our most advanced drug candidate into and through clinical studies. We have not generated any revenues to date. All of our novel peptide analogs are in the concept, research or early clinical stages. Moreover, we cannot be certain that our research and development efforts will be successful or, if successful, that our novel peptide analogs will ever be approved by the FDA. Typically, it takes 10 to 12 years to develop one new medicine from the time it is discovered to when it is available for treating patients, and longer timeframes are not uncommon. Even if approved, our products may not generate commercial revenues. We have no relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of potential drug candidates either in research, preclinical testing or in clinical trials, and failure to establish business relationships and competitive advantages against other companies. If we fail to become profitable, we may be forced to suspend or cease operations.

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

As a result of the COVID-19 outbreak, or similar pandemics, we may experience disruptions that could severely impact our business, clinical trials and preclinical studies, including:

●	delays or difficulties in recruiting, enrolling and retaining patients in our clinical trials;

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

●	delays or disruptions in non-clinical experiments and investigational new drug application-enabling good laboratory practice standard toxicology studies due to unforeseen circumstances in the supply chain;

●	increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, being forced to quarantine or not accepting home health visits;

●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;

●	interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact approval timelines;

●	limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or mass transit disruptions;

●	disruptions in the supply chain and the manufacture or shipment of both drug substance and finished drug product for our product candidates for preclinical testing and clinical trials;

●	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems; and

●	reduced ability to engage with the medical, investor and partnering communities due to the cancellation of conferences scheduled throughout the year.

In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic and the resulting impact on economic activity. As COVID-19 transitions from a pandemic to an endemic disease, we are uncertain about its ongoing effect on both domestic and worldwide economic activity, which may continue to be unpredictable. As a result, we may face difficulties raising capital through sales of our common stock or other equity-linked securities, and any such sales may be on unfavorable terms to us and potentially dilutive to existing stockholders.

The extent to which the pandemic may impact our business, clinical trials and preclinical studies will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the emergence of novel variants of SARS-CoV-2, the impact of vaccinations and vaccination rates, travel restrictions and actions to contain the virus or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. For example, primarily due to COVID-19 related restrictions and disruption, we have experienced delays in shipping raw materials to our partners in China, which has delayed certain of our investigational new drug application-enabling activities.

If we fail to demonstrate efficacy or safety in our research and clinical trials, our future business prospects, financial condition and operating results will be materially adversely affected.

The success of our research and development efforts will greatly depend on our ability to demonstrate efficacy of our novel peptide analogs in non-clinical studies, as well as in clinical trials. Non-clinical studies involve testing potential drug candidates in appropriate non-human disease models to demonstrate efficacy and safety. Regulatory agencies evaluate these data carefully before they will approve clinical testing in humans. If certain non-clinical data reveals potential safety issues or the results are inconsistent with an expectation of the potential drug’s efficacy in humans, the program may be discontinued or the regulatory agencies may require additional testing before allowing human clinical trials. This additional testing will increase program expenses and extend timelines. We may decide to suspend further testing on our potential drugs if, in the judgment of our management and advisors, the non-clinical test results do not support further development.

Moreover, success in research, preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and non-clinical testing. The clinical trial process may fail to demonstrate that our potential drug candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a drug candidate and may delay development of other potential drug candidates. Any delay in, or termination of, our non-clinical testing or clinical trials will delay the filing of an investigational new drug application and new drug application with the FDA or the equivalent applications with pharmaceutical regulatory authorities outside the United States and, ultimately, our ability to commercialize our potential drugs and generate product revenues. In addition, our Phase 1a/1b trial of CB4211, our most advanced drug candidate, involved, and we expect that our other early clinical trials will involve, small patient populations. Because of these small sample sizes, the results of these early clinical trials, including the topline data from our CB4211 Phase 1a/1b trial, may not be indicative of future results.

Risks Related to Discovery, Development and Commercialization

If any of our future clinical trials are delayed, suspended or terminated, we may be unable to develop our product candidates on a timely basis, which would adversely affect our ability to obtain regulatory approvals, increase our development costs and delay or prevent commercialization of any approved products.

We cannot predict whether we will encounter problems with any of our planned or future clinical trials that will cause regulatory agencies, institutional review boards, or us to suspend or delay a trial. For example, in November 2018, the Company announced the temporary suspension of the Phase 1a/1b clinical trial for CB4211 in order to address injection site reactions, and we resumed the trial in June 2019. In November 2019, we announced the completion of the Phase 1a portion of the clinical trial and the commencement of the recruiting phase of the final Phase 1b stage of the study. However, in March 2020, we announced a delay in the completion of this trial due to a pause by some of our clinical research organization partners in all of their activities related to the study in response to developments relating to the COVID-19 pandemic. While we announced the resumption of our Phase 1b study in July 2020, our clinical activities could be delayed again in the future. Additionally, the FDA’s review of any prior or future submissions related to completed, ongoing, or planned clinical trials of our product candidates, or future information requests from the FDA could result in the delay or suspension of any ongoing or planned clinical trials to address any concerns.

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

In addition, a clinical trial or development program may be suspended or terminated by us, institutional review boards, the FDA or other responsible bodies due to a number of factors, including:

●	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

●	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

●	inability to resume a suspended trial in a timely manner, which we cannot predict with certainty, if at all;

●	unforeseen safety issues or any determination that a trial presents unacceptable health risks;

●	inability to deliver an efficacious dose of a product candidate; and

●	lack of adequate funding to continue the clinical trial.

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

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions, including timely performance by our contract research organizations (“CROs”) and other vendors, positive clinical and preclinical results, the addition of a corporate partner for our CB4211 program, and sufficient funding from partnering and general fundraising. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, or at all, our revenue may be lower than expected, the commercialization of our products may be delayed or never achieved and, as a result, our stock price may decline.

Our future success depends on key members of our management and scientific teams and our ability to attract, retain and motivate qualified personnel.

Recruiting and retaining qualified senior management and scientific, clinical, and operations management and personnel will be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biopharmaceutical companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions.

We are highly dependent on our key management and scientific teams, including our Chief Executive Officer and Chief Financial Officer who are employed “at will,” meaning they may terminate the employment relationship at any time. We do not maintain “key person” insurance for any of the key members of our team. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. We have in the past and may in the future continue to experience changes in our executive management team resulting from the departure of executives or subsequent hiring of new executives, which may be disruptive to our business. For example, Kenneth Cundy resigned from his role of Chief Scientific Officer effective March 31, 2022. We anticipate that we will experience a transitional period as other members of the team assume Dr. Cundy’s responsibilities, and such transition may have a disruptive impact on our ability to implement our business strategy and could have a material adverse effect on our business. Any changes in business strategies can create uncertainty, may negatively impact our ability to execute our business strategy quickly and effectively and may ultimately be unsuccessful. The impact of hiring new executives may not be immediately realized.

We rely on consultants and advisors from time to time, including drug discovery and development advisors, to assist us in formulating our research and development strategy. Agreements with these advisors typically may be terminated by either party, for any reason, on relatively short notice. In addition, our consultants and advisors, including our founders, may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

We may seek to establish development and commercialization collaborations, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our potential drug development programs and the potential commercialization of our drug candidates will require substantial additional cash to fund expenses. We may decide to collaborate with biopharmaceutical or biotechnology companies in connection with the development or commercialization of our potential drug candidates. For example, we intend to partner CB4211 before moving this program forward into further clinical trials. There is no guarantee that we will be able to establish a partnership for the CB4211 program on favorable terms, if at all. If we are unable to establish such a partnership, our CB4211 program may be delayed or terminated, which may cause our stock price to decline or otherwise result in adverse effects on our business.

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

There are a limited number of large biopharmaceutical companies with whom we could potentially collaborate, and collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on a timely basis, on acceptable terms or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

We may not be successful in our efforts to identify or discover potential drug development candidates.

A key element of our strategy is to identify and test MDPs and novel analogs that play a role in cellular processes underlying our targeted disease indications. A significant portion of the research that we are conducting involves emerging scientific knowledge and drug discovery methods. Our drug discovery efforts may not be successful in identifying novel peptide analogs that are useful in treating disease. Our research programs may initially show promise in identifying potential drug development candidates, yet fail to yield candidates for preclinical and clinical development for a number of reasons, including:

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

Research programs to identify new product candidates require substantial technical, financial and human resources. We may choose to focus our efforts and resources on a potential product candidate that ultimately proves to be unsuccessful. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other disease indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to timely capitalize on viable commercial products or profitable market opportunities. If we are unable to progress our most advanced drug candidate through clinical development or identify other novel peptide analogs that are suitable for preclinical and clinical development, we will not be able to generate product revenues in future periods, which likely would result in significant harm to our financial position and negatively affect our ability to continue our operations.

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

Third-party manufacturers may not be able to comply with cGMP as enforced by the FDA, or regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in us being subject to sanctions, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or medicines, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business and results of operations.

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

Although there are no currently approved therapies for the treatment of NASH, there are numerous therapies in development, including those in clinical trials that are more advanced than ours. Additionally, there are numerous therapies currently marketed to treat IPF, diabetes, cancer, and other diseases for which our potential product candidates may be indicated. These therapies are varied in their design, therapeutic application and mechanism of action and may provide significant competition for any of our product candidates for which we obtain market approval. New products may also become available that provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain market approval. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more conveniently administered or stored or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers’ or other third-party payers’ reimbursement polices seeking to encourage the use of existing products which are generic or are otherwise less expensive to provide.

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

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of any approved product. The FDA closely regulates the post-approval marketing and promotion of drugs and biologics to ensure drugs and biologics are marketed only for the approved disease indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding use of their products. If we promote our product candidates in a manner inconsistent with FDA-approved labeling or otherwise not in compliance with FDA regulations, we may be subject to enforcement action. Violations of the FDCA relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws and similar laws in international jurisdictions.

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

We own or exclusively license patents and patent applications related to our MDPs and potential drug candidates comprised of novel analogs and we anticipate continuing to develop our intellectual property portfolio. However, neither patents nor patent applications ensure the protection of our intellectual property for a number of reasons, including the following:

●	The United States Supreme Court rendered a decision in Molecular Pathology vs. Myriad Genetics, Inc., 133 S.Ct. 2107 (2013) (“Myriad”), in which the court held that naturally occurring DNA segments are products of nature and not patentable as compositions of matter. On March 4, 2014, the USPTO issued guidelines for examination of such claims that, among other things, extended the Myriad decision to any natural product. Since MDPs are natural products isolated from cells, the USPTO guidelines may affect allowability of some of our patent claims (pertaining to natural MDP sequences) that are filed in the USPTO but are not yet issued. Further, while the USPTO guidelines are not binding on the courts, it is likely that as the law of subject matter eligibility continues to develop, Myriad will be extended to natural products other than DNA. Thus, our issued U.S. patent claims directed to MDPs as compositions of matter may be vulnerable to challenge by competitors who seek to have our claims rendered invalid. While Myriad and the USPTO guidelines described above will affect our patents only in the United States, there is no certainty that similar laws or regulations will not be adopted in other jurisdictions.

●	Competitors may interfere with our patenting process in a variety of ways. Competitors may claim that they invented the claimed invention prior to us. Competitors may also claim that we are infringing their patents and restrict our freedom to operate. Competitors may also contest our patents and patent applications, if issued, by showing in various patent offices that, among other reasons, the patented subject matter was not original, was not novel or was obvious. In litigation, a competitor could claim that our patents and patent applications are not valid or enforceable for a number of reasons. If a court agrees, we would lose some or all of our patent protection.

●	As a company, we have no meaningful experience with competitors interfering with our patents or patent applications. In order to enforce our intellectual property, we may need to file a lawsuit against a competitor. Enforcing our intellectual property in a lawsuit can take significant time and money. We may not have the resources to enforce our intellectual property if a third party infringes an issued patent claim. Infringement lawsuits may require significant time and money resources. If we do not have such resources, for patents that we have licensed from a third party, the licensor is not obligated to help us enforce our patent rights. If the licensor does take action by filing a lawsuit claiming infringement, we will not be able to participate in the suit and therefore will not have control over the proceedings or the outcome of the suit.

●	Because of the time, money and effort involved in obtaining and enforcing patents, our management may spend less time and resources on developing potential drug candidates than they otherwise would, which could increase our operating expenses and delay product programs.

●	There can be no assurance that any of our patent applications, including any licensed patent applications, will result in the issuance of patents, and we cannot predict the breadth of claims that may be allowed in our currently pending patent applications or in patent applications we may file or license from others in the future.

●	Issuance of a patent may not provide much practical protection. If we receive a patent of narrow scope, then it may be easy for competitors to design products that do not infringe our patent(s).

●	We have limited ability to expand coverage of our licensed patent related to SHLP-2 and our licensed patent application related to SHLP-6 outside of the United States. The lack of patent protection in international jurisdictions may inhibit our ability to advance our drug candidates in these markets.

●	If a court decides that the method of manufacture or use of any of our drug candidates infringes on a third-party patent, we may have to pay substantial damages for infringement.

●	A court may prohibit us from making, selling or licensing a potential drug candidate unless the patent holder grants a license. A patent holder is not required to grant a license. If a license is available, we may have to pay substantial royalties or grant cross licenses to our patents, and the license terms may be unacceptable.

●	Redesigning our potential drug candidates so that they do not infringe on other patents may not be possible or could require substantial funds and time.

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

We are also subject to more stringent state law requirements. For example, under California law, we will be required to have at least three female directors on our board of directors and one director from an “underrepresented community” starting December 31, 2021, and two additional directors from an “underrepresented community” starting December 31, 2022. A director from an “underrepresented community” means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. If we fail to comply with either of these requirements, we could be fined by the California Secretary of State, our reputation may be adversely affected and certain investors may divest their holdings in our common stock.

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

Natural disasters could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. For example, our corporate headquarters are located in the San Francisco Bay Area, which has experienced both severe earthquakes and the effects of wildfires. We do not carry earthquake insurance. In addition, the long-term effects of climate change on general economic conditions and the biopharmaceutical industry in particular are unclear, and may heighten or intensify existing risk of natural disasters. If an earthquake, wildfire, other natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are a party to a lease agreement for laboratory space leased on a month-to month basis that is part of a shared facility in Menlo Park, California. In September 2021, we renewed our lease for office space in Fairfield, New Jersey for an additional year at the same annual cost of $13,080 per annum.

Rent expense amounted to $0.4 million in each of the years ended December 31, 2021 and 2020.

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

Holders of Common Stock

As of March 24, 2022, there were 87 million shares of our common stock outstanding held by approximately 36 holders of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a clinical stage biotechnology company exploiting the power of the mitochondria and the peptides encoded in its genome to develop potential breakthrough therapeutics targeting chronic and age-related diseases. Our novel approach is built on the insight of our founders that certain mitochondrially encoded peptides produce effects that are not limited to local regulation within the mitochondria and may have important roles to play in critical systemic biological pathways quite distinct from what has traditionally been thought of as mitochondrial function.

We believe we have achieved a leading position in exploring the mitochondrial genome and its utility for the development of novel therapeutics, including world-renowned expertise in mitochondrial biology, a broad intellectual property estate with more than 65 patent applications filed, key opinion leaders and disciplined drug discovery and development processes. Our proprietary processes of identifying nucleic acid sequences encoding native peptides in the mitochondrial genome, developing and optimizing novel analogs of these natural mitochondrial derived peptides (“MDPs”), as well as developing and conducting proprietary screens to identify and characterize the activities of these peptides are referred to as our Mito+ platform. We are using our Mito+ platform to identify and develop novel modified versions of natural peptides, which we call analogs, to treat a variety of serious conditions, with a focus on diseases involving inflammation and fibrosis. We believe that the mitochondrial genome may be transformative in the field of drug discovery and that our novel peptide analogs may become a new and major class of drugs with broad therapeutic application.

We are currently advancing a pipeline of novel peptide analogs through varying stages of development. In August 2021, we announced positive topline data from a Phase 1a/1b clinical trial of CB4211, our most advanced compound, which is under development for the treatment of nonalcoholic steatohepatitis (“NASH”) and obesity. The study met its primary endpoint as CB4211 was well-tolerated and appeared safe with no serious adverse events. The evaluation of the exploratory endpoints in the Phase 1b portion of the trial, which was conducted in obese subjects with nonalcoholic fatty liver disease, showed significant reductions from baseline in key biomarkers of liver damage, ALT and AST, and in glucose levels in the CB4211 group compared to placebo after four weeks of treatment, with a trend towards lower body weight. We believe these positive clinical data are an important validation of our overall approach to drug discovery, serving as a proof point that novel analogs of peptides encoded in the mitochondrial genome can impact systemic biological pathways in humans while having an attractive safety and tolerability profile. Our second clinical candidate, CB5138-3, is a peptide with broad anti-fibrotic and anti-inflammatory properties. This program is currently in IND-enabling studies and we intend to pursue an initial indication of idiopathic pulmonary fibrosis (“IPF”). In addition, we have multiple preclinical programs, such as a program in acute respiratory distress syndrome (“ARDS”) as well as earlier stage discovery programs.

We have financed our operations primarily with proceeds from sales of our equity securities, including our initial public offering, private placements of our securities, a debt offering, public sales of our securities and the exercise of outstanding warrants and stock options. Since our inception through December 31, 2021, our operations have been funded with an aggregate of approximately $97.4 million from the sale and issuance of equity instruments and debt, including the proceeds from the exercise of warrants and stock options.

Since inception, we have incurred significant operating losses. Our net losses were $15.5 million and $16.3 million for the years ended December 31, 2021 and 2020, respectively. We incurred $2.7 million and $5.2 million in non-cash expenses during the years ended December 31, 2021 and 2020, respectively. Our net losses excluding non-cash expenses were $12.8 million and $11.1 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $84.7 million. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. Although we anticipate our research and development expenses to increase as we incur the costs related to our IND-enabling studies and potential initial clinical costs for our CB5138-3 program in addition to general program costs and the discovery and evaluation of other MDPs and optimization of novel analogs as potential drug candidates, the extent of that increase is uncertain at this time and subject to change due to the ongoing COVID-19 pandemic and other factors.

Impacts of the COVID-19 Pandemic

The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration of the outbreak, impact on our preclinical and clinical studies including patient enrollment and retention, employee or industry events, and effect on our suppliers, service providers and manufacturers, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects are prevalent in the locations where we, our contract research organizations (“CROs”), suppliers or third-party business partners conduct business and, as a result, we may experience more pronounced disruptions in our operations, liquidity, supply chain, facilities, and clinical trials. With respect to our clinical trials, we have experienced delays due to our clinical sites closing down during the pandemic, we have experienced delays in enrollment due to those closures and weather-related events in the state where our clinical sites are located. We may in the future experience more significant delays in enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may experience impact from restrictions on travel and in-person meetings, delays in site activations and enrollment of clinical trials, prioritization of hospital resources toward pandemic effort, delays in review by the FDA and comparable foreign regulatory agencies, and disruptions in our supply chain for our product candidates. As of the filing date of this Form 10-K, the extent to which the COVID-19 pandemic may impact our financial condition, results of operations or guidance is uncertain. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See the section titled “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our product candidates, which include:

●	employee-related expenses including salaries, benefits and stock-based compensation expense;

●	expenses incurred under agreements with third parties, including CROs that conduct research and development and preclinical activities on our behalf and the cost of consultants;

●	the cost of laboratory equipment, supplies and manufacturing test materials; and

●	depreciation and other personnel-related costs associated with research and product development.

We record all research and development expenses as incurred.

Our Research Programs

Our research and development programs include activities in support of the clinical development of our most advanced program, CB4211, as well as the operation of our platform technology related to the discovery and development of novel therapeutics, evaluation of newly discovered natural sequences, design of novel improved analogs, evaluation of their therapeutic potential and optimization of their characteristics as potential drug development candidates. Depending on factors of capability, cost, efficiency and intellectual property rights, we conduct our research programs at our laboratory facility, or externally, pursuant to contractual arrangements with CROs or under collaborative arrangements with academic institutions.

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

Research and development activities are central to our business model. Most of our potential drug candidates are in early stages of investigational research. Candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase for the foreseeable future as we incur the costs related to our IND-enabling studies and potential initial clinical costs for our CB5138-3 program in addition to general program costs and the discovery and evaluation of other MDPs and optimization of novel analogs as potential drug candidates. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control may impact our clinical development programs and plans.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. Other significant costs include legal fees relating to patent and corporate matters and fees for accounting and consulting services and directors’ and officers’ insurance. We anticipate that our general and administrative expenses will remain relatively constant in the year ending December 31, 2022.

Results of Operations

The following tables set forth our results of operations for the periods presented. The year-to-year comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	For The Years Ended December 31,		Change
	2021	2020	$	%
Operating expenses:
Research and development	$7,705,090	$6,937,610	$767,480	11%
General and administrative	7,703,065	6,261,905	1,441,160	23%
Total operating expenses	$15,408,155	$13,199,515	$2,208,640	17%

Comparison of Fiscal Years Ended December 31, 2021 and 2020

Operating Expenses

Research and development expenses were $7.7 million in the year ended December 31, 2021 compared to $6.9 million in the prior year, a $0.8 million increase, or 11%. The increase in research and development expenses in the year ended December 31, 2021, was primarily due to an increase of approximately $1.5 million associated with our research programs focused on continuing the development of our peptides primarily related to the costs of our current IND-enabling studies and the manufacture of cGMP drug substance. This increase was partially offset by a decrease of $0.5 million in clinical trial related costs due to the timing of those expenses and a $0.4 million decrease in stock-based compensation.

General and administrative expenses were $7.7 million in the year ended December 31, 2021 compared to $6.3 million in the prior year, a $1.4 million increase, or 23%. The increase in general and administrative expenses was due to higher compensation costs of approximately $1.0 million primarily related to higher stock-based compensation costs of $0.7 million and one-time charges related to the departure of our former CEO and a $0.2 million increase in insurance costs related to higher D&O premiums.

Liquidity and Capital Resources

As of December 31, 2021, we had $26.2 million in cash, cash equivalents and investments. As of December 31, 2020, we had $21.0 million in cash and cash equivalents. We maintain our cash in a checking and a savings account on deposit with a banking institution in the United States. Our cash equivalent balance as of December 31, 2021 and 2020 included $0.7 million and $0 million, respectively, of U.S. Treasury Bills that had maturity dates of less than three months at the date of purchase. As of December 31, 2021, we had working capital and stockholders’ equity of $25.3 million and $25.6 million, respectively, and incurred a net loss of $15.5 million for the year ended December 31, 2021.

In November 2021, we completed an underwritten public offering of our securities (the “2021 Public Offering”) pursuant to which we sold 20.8 million shares of our common stock and warrants to purchase 20.8 million shares of common stock for proceeds of $13.8 million, net of commissions and professional fees of approximately $1.2 million. The warrants issued in the 2021 Public Offering were immediately exercisable and have a term of five years and a per share exercise price of $0.72.

On May 27, 2020, we entered into an At-the-Market Offering Sales Agreement (“ATM”) with Virtu Americas, LLC, as sales agent, pursuant to which we may sell shares of common stock with an aggregate offering price of up to $20 million. During the year ended December 31, 2021, we had sold 1.7 million shares of our common stock under the ATM program for proceeds of $2.9 million, net of commissions and incurred professional fees of approximately $21,000. During the year ended December 31, 2020, we had sold 2.4 million shares of our common stock under the ATM program for proceeds of $4.3 million, net of commissions and professional fees of $0.2 million. As of December 31, 2021, we had $12.5 million available in our ATM program.

In August 2020, we completed an underwritten public offering of our securities (the “2020 Public Offering”) pursuant to which we sold 12.3 million shares of our common stock and warrants to purchase 10.6 million shares of common stock for proceeds of $13.7 million, net of commissions and professional fees of $1.4 million. The warrants issued in the 2020 Public Offering were immediately exercisable and have a term of five years and a per share exercise price of $1.44.

As reflected in the financial statements, we had an accumulated deficit as of December 31, 2021 and 2020, as well as recurring losses and negative cash flows from operating activities from inception. These factors raise substantial doubt about our ability to continue as a going concern for at least one year from the issuance of these financial statements. However, based on current budget assumptions, projected cash burn and our latitude to manage that cash burn and the cash and investments on hand as of December 31, 2021, we believe that we have sufficient capital to meet our operating expenses and obligations for the next twelve months from the date of this filing.  However, if unanticipated difficulties or circumstances arise, we may require additional capital sooner to support our operations. If we are unable to raise additional capital whenever necessary, we may be forced to decelerate or curtail our research and development activities and/or other operations until such time as additional capital becomes available. Such limitation of our activities would allow us to slow our rate of spending and extend our use of cash until additional capital is raised. There can be no assurance that such a plan would be successful. There is no assurance that additional financing will be available when needed or that we will be able to obtain such financing on reasonable terms.

Cash Flows from Operating Activities

Net cash used in operating activities for the years ended December 31, 2021 and 2020 was $14.4 million and $9.8 million, respectively. Cash used in operations for the year ended December 31, 2021 was primarily due to our net loss of $15.5 million, which was partially offset by the non-cash item of stock based-compensation and decrease in accrued liabilities due to the timing of those expenses. Cash used in operations for the year ended December 31, 2020 was primarily due to our net loss of $16.3 million, which was partially offset by non-cash items of stock-based compensation, depreciation and amortization of the debt discount totaling $5.2 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 was $3.1 million and net cash used in investing activities for the year ended December 31, 2020 was $18.2 million. The cash used in investing activities for the years ended December 31, 2021 and 2020 was due to the timing of the purchases and maturities of our investments.

Cash Flows from Financing Activities

Net cash provided by financing activities for the years ended December 31, 2021 and 2020 was $19.7 million and $18.3 million, respectively. Cash provided by financing activities in the year ended December 31, 2021 was primarily due to net proceeds of $13.8 million from our underwritten public, $2.9 million received from our ATM offering, $2.1 million received from the exercise of warrants and $1.2 million from the exercise of employee stock options. Cash provided by financing activities in the year ended December 31, 2020 was due to net proceeds of $13.7 million and $4.3 million received from our underwritten public and ATM offering, respectively, and the exercise of stock options and warrants for total proceeds of $0.3 million.

Operating Leases

We are a party to a lease agreement for laboratory space leased on a month-to month basis that is part of a shared facility in Menlo Park, California. In September 2021, we renewed our lease for office space in Fairfield, New Jersey for an additional year at the same annual cost of $13,080 per annum.

Rent expense amounted to $0.4 million in each of the years ended December 31, 2021 and 2020.

Recent Accounting Pronouncements

See Note 3 “Summary of Significant Account Policies – Recent Accounting Pronouncements” to our Financial Statements for the year ended December 31, 2021, for a summary of the relevant recent accounting pronouncements.

Other recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). U.S. GAAP requires us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the dates of the financial statements, the disclosure of contingencies as of the dates of the financial statements, and the reported amounts of revenue and expenses during the periods presented. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See “Risk Factors” for certain matters that may affect our future financial condition or results of operations. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if the changes in estimate that are reasonably likely to occur could materially impact the financial statements. Our management has discussed the development, selection and disclosure of these estimates with the audit committee of our board of directors.

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

Fair Value of Financial Instruments

We measure the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We utilize three levels of inputs that may be used to measure fair value:

●	Level 1 – quoted prices in active markets for identical assets or liabilities.

●	Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable.

●	Level 3 – inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

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

See Note 3 “Summary of Significant Account Policies – Share-Based Payment” to our Financial Statements for the years ended December 31, 2021 and 2020 regarding the specific assumptions used with respect to stock-based compensation for the periods presented.

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

The benefit of tax positions taken or expected to be taken in income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained. We have evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2021 and 2020. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CohBar, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CohBar, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2014

New York, NY
March 29, 2022

CohBar, Inc.

Balance Sheets

	As of
	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$4,992,145	$2,894,575
Investments	21,253,866	18,120,266
Vendor receivable	173,499	-
Prepaid expenses and other current assets	527,380	413,692
Total current assets	26,946,890	21,428,533
Property and equipment, net	260,612	394,004
Intangible assets, net	19,309	18,075
Other assets	69,620	67,403
Total assets	$27,296,431	$21,908,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$371,993	$727,599
Accrued liabilities	196,020	1,141,741
Accrued payroll and other compensation	754,314	853,335
Note payable, net of debt discount and offering costs of $8,723 and $15,656 as of December 31, 2021 and 2020, respectively	366,277	349,344
Total current liabilities	1,688,604	3,072,019
Notes payable, net of debt discount and offering costs of $0 and $26,159 as of December 31, 2021 and 2020, respectively	-	348,841
Total liabilities	1,688,604	3,420,860

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized 5,000,000 shares;
No shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.001 par value, Authorized 180,000,000 shares;
Issued and outstanding 86,339,567 shares as of December 31, 2021 and 61,117,524 as of December 31, 2020	86,340	61,118
Additional paid-in capital	110,255,549	87,684,323
Accumulated deficit	(84,734,062)	(69,258,286)
Total stockholders’ equity	25,607,827	18,487,155
Total liabilities and stockholders’ equity	$27,296,431	$21,908,015

The accompanying notes are an integral part of these financial statements

CohBar, Inc.

Statement of Operations

	For The Years Ended December 31,
	2021	2020
Revenues	$-	$-

Operating expenses:
Research and development	7,705,090	6,937,610
General and administrative	7,703,065	6,261,905
Total operating expenses	15,408,155	13,199,515
Operating loss	(15,408,155)	(13,199,515)

Other income (expense):
Interest income	5,578	41,149
Interest expense	(40,108)	(311,410)
Equity modification expense	-	(2,290,688)
Amortization of debt discount and offering costs	(33,091)	(504,497)
Total other expense	(67,621)	(3,065,446)
Net loss	$(15,475,776)	$(16,264,961)
Basic and diluted net loss per share	$(0.23)	$(0.33)
Weighted average common shares outstanding - basic and diluted	66,629,458	48,814,353

The accompanying notes are an integral part of these financial statements

CohBar, Inc.

Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in-	Accumulated	Stockholders’
	Number	Amount	Captial	Deficit	Equity
Balance, December 31, 2019	43,069,418	$43,069	$61,087,082	$(52,993,325)	8,136,826
Stock-based compensation	-	-	2,216,316	-	2,216,316
Equity modification expense	-	-	2,290,688	-	2,290,688
Exercise of employee stock options	223,924	224	252,161	-	252,385
Exercise of warrants	20,000	20	44,980	-	45,000
Sale of common stock in ATM, net	2,350,067	2,350	4,306,002	-	4,308,352
Sale of common stock in CMPO, net	12,300,000	12,300	13,643,231	-	13,655,531
Issuance of equity to convert debt	3,154,115	3,155	3,843,863	-	3,847,018
Net loss	-	-	-	(16,264,961)	(16,264,961)
Balance, December 31, 2020	61,117,524	$61,118	$87,684,323	$(69,258,286)	$18,487,155
Stock-based compensation	-	-	2,543,712	-	2,543,712
Issuance of common stock for ESPP plan	17,662	18	16,796	-	16,814
Exercise of employee stock options	1,262,146	1,262	1,239,228	-	1,240,490
Exercise of warrants	1,451,025	1,450	2,088,026	-	2,089,476
Sale of common stock in ATM, net	1,657,876	1,658	2,883,128	-	2,884,786
Sale of common stock in CMPO, net	20,833,334	20,834	13,800,336	-	13,821,170
Net loss	-	-	-	(15,475,776)	(15,475,776)
Balance, December 31, 2021	86,339,567	$86,340	$110,255,549	$(84,734,062)	25,607,827

The accompanying notes are an integral part of these financial statements

CohBar, Inc.
Statements of Cash Flows

	For The Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(15,475,776)	$(16,264,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	140,914	156,664
Stock-based compensation	2,543,712	2,216,316
Equity modification expense	-	2,290,688
Amortization of debt discount	31,687	463,781
Amortization of debt issuance costs	1,405	40,716
Discount on investments	(1,600)	2,734
Changes in operating assets and liabilities:
Vendor receivable	(173,499)	-
Prepaid expenses and other current assets	(113,688)	(52,381)
Accounts payable	(355,606)	282,823
Accrued liabilities	(945,721)	909,567
Accrued payroll and other compensation	(99,021)	175,580
Net cash used in operating activities	(14,447,193)	(9,778,473)

Cash flows from investing activities:
Purchases of property and equipment	(6,397)	(25,912)
Payment for security deposit	(2,217)	(3,161)
Patent costs	(2,359)	-
Purchases of investments	(43,601,000)	(25,417,000)
Proceeds from redemptions of investments	40,469,000	7,294,000
Net cash used in investing activities	(3,142,973)	(18,152,073)

Cash flows from financing activities:
Proceeds from ESPP plan	16,814	-
Proceeds from public offering	15,000,000	15,024,450
Costs of public offering	(1,178,830)	(1,368,919)
Proceeds from the At-the-Market Offering	2,980,595	4,409,738
Costs of At-the-Market Offering	(95,809)	(101,386)
Proceeds from exercise of warrants	2,089,476	45,000
Repayment of promissory notes	(365,000)	-
Proceeds from exercise of employee stock options	1,240,490	252,385
Net cash provided by financing activities	19,687,736	18,261,268

Net increase (decrease) in cash and cash equivalents	2,097,570	(9,669,278)
Cash and cash equivalents at beginning of period	2,894,575	12,563,853
Cash and cash equivalents at end of period	$4,992,145	$2,894,575

Non-cash financing activities:
Conversion of Promissory Notes to Common Stock	$-	$3,847,018

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,332	$1,300
Cash paid for interest	$89,908	$-

The accompanying notes are an integral part of these financial statements

CohBar, Inc.

Notes to Financial Statements

Note 1 – Business Organization and Nature of Operations

CohBar, Inc. (“CohBar,” “its” or the “Company”) is a clinical stage biotechnology company exploiting the power of the mitochondria and the peptides encoded in its genome to develop potential breakthrough therapeutics targeting chronic and age-related diseases.

The Company’s primary activities include utilizing its MITO+ platform to identify and develop novel peptide analogs, the research and development of its pipeline, securing intellectual property protection for its discoveries and assets, managing collaborations and clinical trials with contract research organizations (“CROs”) and raising capital to fund the Company’s operations. To date, the Company has not generated any revenues from operations and does not expect to generate any revenues in the near future. The Company has financed its operations primarily with proceeds from sales of its equity securities, private placements, the exercise of outstanding warrants and stock options and the issuance of debt instruments.

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

Note 2 – Liquidity and Management’s Plans

As of December 31, 2021, the Company had a cash, cash equivalents and investments balance of $26.2 million and working capital and stockholders’ equity of $25.3 million and $25.6 million, respectively. During the year ended December 31, 2021, the Company incurred a net loss of $15.5 million.  As reflected in the financial statements, the Company had an accumulated deficit as of December 31, 2021 and 2020, as well as recurring losses and negative cash flows from operating activities from inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements. However, based on current budget assumptions, projected cash burn and the Company’s latitude to manage that cash burn and the cash and investments on hand as of December 31, 2021, the Company believes that it has sufficient capital to meet its operating expenses and obligations for the next twelve months from the date of this filing.  However, if unanticipated difficulties or circumstances arise, the Company may require additional capital sooner to support its operations. If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail its research and development activities and/or other operations until such time as additional capital becomes available. Such limitation of the Company’s activities would allow it to slow its rate of spending and extend its use of cash until additional capital is raised. There can be no assurance that such a plan would be successful. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain such financing on reasonable terms.

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

CohBar, Inc.

Notes to Financial Statements

Note 3 – Summary of Significant Accounting Policies (continued)

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

Investments

Investments as of December 2021 and 2020 consist of U.S. Treasury Bills, which are classified as held-to-maturity, and Certificates of Deposit totaling $21.3 million and $18.1 million, respectively. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. All of the Company’s U.S. Treasury Bills mature within the subsequent twelve months from the date of purchase. Unrealized gains and losses were de minimus. As of December 31, 2021, the carrying value of the Company’s U.S. Treasury Bills approximates their fair value due to their short-term maturities.

Capitalization of Patent Costs

The Company capitalizes the costs of its patents which consists of legal and filing fees related to the prosecution of patent filings. The patents will be amortized using the straight-line method over the estimated remaining lives of the patents which is 20 years from the initial filing of the patent.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2021, the Company invested $0.7 million in Treasury Bills that are considered cash equivalents due to their maturity date being less than three months from the date of purchase.

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

Level 1 -	quoted prices in active markets for identical assets or liabilities.

Level 2 -	quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3 -	inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

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

CohBar, Inc.

Notes to Financial Statements

Note 3 – Summary of Significant Accounting Policies (continued)

Common Stock Purchase Warrants

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provides the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets, liabilities and equity is required. The Company’s free-standing derivatives consist of warrants to purchase common stock that were issued in connection with its notes payable and public and private offerings. The Company evaluated these warrants to assess their proper classification using the applicable criteria enumerated under U.S. GAAP and determined that the common stock purchase warrants meet the criteria for equity classification in the accompanying balance sheets as of December 31, 2021 and 2020.

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

The benefit of tax positions taken or expected to be taken in income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2021 and 2020. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized during the years ended December 31, 2021 and 2020.

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

The weighted-average fair value of options and warrants has been estimated on the grant date or measurement date using the Black-Scholes pricing model. The fair value of each instrument is estimated on the grant date or measurement date utilizing certain assumptions for a risk-free interest rate, volatility and expected remaining lives of the awards. The risk-free interest rate used is the United States Treasury rate for the day of the grant having a term equal to the life of the equity instrument. Volatility was derived from the Company’s share price. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future.

CohBar, Inc.

Notes to Financial Statements

Note 3 – Summary of Significant Accounting Policies (continued)

The Black-Scholes assumptions are as follows:

	For the Years Ended December 31,
	2021	2020
Expected life	6 years	6 years
Risk free interest rate	0.90-1.38%	0.21-1.61%
Expected volatility	91-92%	94-97%
Expected dividend yield	0%	0%

As of December 31, 2021, total unrecognized stock compensation expense was $6.0 million, which will be recognized as those options vest over a period of approximately four years. The amount of future stock option compensation expense could be affected by any future option grants or by any option holders leaving the Company before their grants are fully vested.

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

	As of December 31,
	2021	2020
Options	10,992,335	7,469,891
Warrants	35,634,075	19,372,818
Totals	46,626,410	26,842,709

Recent Accounting Pronouncements

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

CohBar, Inc.

Notes to Financial Statements

Note 4 – Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2021	2020
Lab equipment	$860,433	$860,433
Computer and equipment	72,062	65,665
Total property and equipment	$932,495	$926,098
Less: accumulated depreciation	(671,883)	(532,094)
Total property and equipment, net	$260,612	$394,004

Depreciation expense related to property and equipment for the years ended December 31, 2021 and 2020 was $0.1 million and $0.2 million, respectively.

Note 5 – Intangible Assets

Intangible assets consist of the following:

	As of December 31,
	2021	2020
Intangible assets: patents	$23,963	$21,604
Less: amortization	(4,654)	(3,529)
Total intangible assets, net	$19,309	$18,075

Amortization expense for each of the years ended December 31, 2021 and 2020 was $1,125 and $1,079, respectively.

The Company will recognize intangible amortization expense of $1,226 in each of the next five years. Thereafter, amortization expense will total $13,184.

Note 6 – Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31,
	2021	2020
Lab services & supplies	$6,080	$917,194
Professional fees	73,090	44,171
Interest	112,932	162,731
Other	3,918	17,645
Total accrued liabilities	$196,020	$1,141,741

CohBar, Inc.

Notes to Financial Statements

Note 7 – Notes Payable

During the year ended December 31, 2020, the Company completed a private offering (the “Private Offering”) with certain promissory note holders converting outstanding amounts due in 2021 and 2022 under its 8% Unsecured Promissory Notes (the “Notes”). The Company converted the Notes in the Private Offering totaling an aggregate of $3.8 million in principal and interest and issued 3.2 million units at a price of $1.22 per unit. Two officers of the Company participated in the private offering converting an aggregate of approximately $0.1 million into 0.1 million units. Each unit consists of one share of the Company’s common stock and one warrant to purchase 0.75 of one share of the Company’s common stock at an exercise price of $1.44 per share. Each warrant can be exercised on or prior to June 18, 2026. As of December 31, 2021 and 2020, the aggregate principal balance of the promissory notes totaling $0.4 million and $0.8 million, respectively, remained outstanding. Of such amounts, $0.4 million in aggregate principal amount is due and payable in June 2022 and $0.4 million was repaid in the year ended December 31, 2021.

Note 8 – Commitments and Contingencies

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

Licensing Agreements

The Company is a party to an Exclusive License Agreement (the “2011 Exclusive Agreement”) with the Regents of the University of California (“the Regents” or “Licensors”) which remains in effect for the life of the last-to-expire patent or last to be abandoned patent application, whichever is later. The Company agreed to pay the Licensors specified development milestone payments aggregating up to $765,000 for the first product sold under the license. Milestone payments for additional products developed and sold under the license are reduced by 50%. The Company is also required to pay annual maintenance fees to the Licensors. Aggregate maintenance fees for the first five years following execution of the agreement were $80,000. Thereafter, the Company is required to pay maintenance fees of $50,000 annually until the first sale of a licensed product. In addition, for the duration of the 2011 Exclusive Agreement, the Company is required to pay the Licensors royalties equal to 2% of its worldwide net sales of drugs, therapies or other products developed from claims covered by the licensed patents, subject to a minimum royalty payment of $75,000 annually, beginning after the first commercial sale of a licensed product. The Company is required to pay royalties ranging from 8% of worldwide sublicense sales of covered products (if the sublicense is entered after commencement of Phase II clinical trials) to 12% of worldwide sublicense sales (if the sublicense is entered prior to commencement of Phase I clinical trials). The agreement also requires the Company to meet certain diligence and development milestones, including filing of an Investigational New Drug (“IND”) Application for a product covered by the agreement on or before the seventh anniversary of the agreement date. In October 2021, the Regents accepted the Company’s payment for an additional year of license maintenance. Through December 31, 2021, no royalties have been incurred under the agreement. All maintenance fees due and payable have been paid.

The Company is also a party to an Exclusive License Agreement (the “2013 Exclusive Agreement”) with the Regents whereby the Regents granted to the Company an exclusive license for the use of certain other patents. The 2013 Exclusive Agreement remains in effect for the life of the last-to-expire patent or last to be abandoned patent application, whichever is later. The Company paid the Regents an initial license issue fee of $10,000 for these other patents, which was charged to General and Administrative expense, as incurred. The Company is also required to pay annual maintenance fees to the Licensors. Aggregate maintenance fees for the first three years following execution of the agreement were $7,500. Thereafter, the Company is required to pay maintenance fees of $5,000 annually until the first sale of a licensed product. The Company agreed to pay the Regents specified development milestone payments aggregating up to $765,000 for the first product sold under the 2013 Exclusive Agreement. Milestone payments for additional products developed and sold under the 2013 Exclusive Agreement are reduced by 50%. In addition, for the duration of the 2013 Exclusive Agreement, the Company is required to pay the Regents royalties equal to 2% of the Company’s worldwide net sales of drugs, therapies or other products developed from claims covered by the licensed patent, subject to a minimum royalty payment of $75,000 annually, beginning after the first commercial sale of a licensed product. The Company is required to pay the Regents royalties ranging from 8% of worldwide sublicense sales of covered products (if the sublicense is entered after commencement of Phase II clinical trials) to 12% of worldwide sublicense sales (if the sublicense is entered prior to commencement of Phase I clinical trials). The agreement also requires the Company to meet certain diligence and development milestones, including filing of an IND Application for a product covered by the agreement on or before the seventh anniversary of the agreement date. Through December 31, 2021, no royalties have been incurred under the agreement. All maintenance fees due and payable have been paid.

CohBar, Inc.

Notes to Financial Statements

Note 8 – Commitments and Contingencies (continued)

Operating Leases

The Company is a party to a lease agreement for laboratory space leased on a month-to-month basis that is part of a shared facility in Menlo Park, California. In September 2021, the Company renewed its lease for office space in Fairfield, New Jersey for an additional year at the same annual cost of $13,080 per annum.

Rent expense amounted to $0.4 million in each of the years ended December 31, 2021 and 2020.

Note 9 – Income Taxes

The tax effects of temporary differences that give rise to deferred tax assets are as follows:

	As of December 31,
	2021	2020
Current:
Accrued expenses	$144,077	$464,042

Stock compensation	1,800,762	869,815

Net operating loss carryforward	19,481,137	16,165,927

Research and development credit carry forward	252,536	548,983

Total deferred tax assets	21,678,512	18,048,767

Valuation allowance	(21,678,512)	(18,048,767)

Deferred tax asset, net of valuation allowance	$-	$-

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Years Ended December 31,
	2021	2020
U.S. statutory federal rate	(21.0)%	(21.0)%
State income taxes, net of federal tax	(7.0)%	(7.0)%
Federal tax rate change	-%	-%
Permanent differences	2.5%	0.4%
Prior year true-ups	2.7%	(0.4)%
R&D tax credit	(0.1)%	(0.5)%
Change in valuation allowance	22.9%	28.5%
Income tax provision (benefit)	-%	-%

CohBar, Inc.

Notes to Financial Statements

Note 9 – Income Taxes (continued)

The income tax provision consists of the following:

	For the Years Ended December 31,
	2021	2020
Federal
Current	$-	$-
Deferred	(2,723,112)	(3,482,375)
State and local
Current	-	-
Deferred	(905,577)	(1,158,072)
Change in valuation allowance	3,628,689	4,640,447
Income tax provision (benefit)	$-	$-

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not more-likely-than-not, a valuation allowance is established. Based upon the Company’s losses since inception, management believes that it is more-likely-than-not that future benefits of deferred tax assets will not be realized. Therefore, the Company established a full valuation allowance as of December 31, 2021 and 2020. As of December 31, 2021 and 2020, the change in valuation allowance was $3.6 million and $4.6 million, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, principally California and New Jersey. The Company is subject to examination by the various taxing authorities. The Company’s federal and state income tax returns for tax years beginning in 2018 remain subject to examination.

At December 31, 2021 and 2020, the Company had approximately $70.0 million and $58.0 million, respectively, of federal and state net operating loss (“NOLs”) carryovers that may be available to offset future taxable income. The Company’s 2017 and prior federal and state net operating loss carry forwards, if not utilized, will begin to expire from 2029 to 2037. Beginning with 2018, and for subsequent years, the Company’s NOLs will have indefinite lives for federal tax purposes. In addition, net operating losses arising from prior years are also subject to examination at the time they are utilized in future years. In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s net operating loss carryforward could be limited in the event of a change in ownership. At this time, the Company has not completed a full study to assess whether an ownership change under Section 382 of the Code occurred due to the costs and complexities associated with such a study.

The Company’s gross R&D tax credits were approximately $0.9 million as of December 31, 2021 and 2020. These R&D tax credits will begin to expire from 2033 to 2040, respectively.

Coronavirus Aid, Relief, and Economic Security Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, (“CARES Act”), was enacted and signed into law. GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act, among other things, includes changes to the tax provisions that benefits business entities. It also makes certain technical corrections to the 2017 Tax Cuts and Jobs Act and permits offsetting 100% of taxable income for taxable years beginning before 2021 through NOLs, carryovers and carrybacks. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act also includes other stimulus measures and reliefs. The Company has evaluated the impact of the CARES Act and determined that it did not have an impact on its financial statements or internal controls over financial reporting.

CohBar, Inc.

Notes to Financial Statements

Note 10 – Stockholders’ Equity

Authorized Capital

The Company has authorized the issuance and sale of up to 185 million shares of stock, consisting of 180 million shares of common stock having a par value of $0.001 and 5 million shares of Preferred Stock having a par value of $0.001 per share. As of December 31, 2021 and 2020, there were no shares of Preferred Stock outstanding and there were no declared but unpaid dividends or undeclared dividend arrearages on any shares of the Company’s capital stock.

At-the-Market Offering

During the year ended December 31, 2020, the Company entered into an At-the-Market Offering Sales Agreement (“ATM”) with Virtu Americas, LLC as sales agent. During the year ended December 31, 2021, the Company sold 1.7 million shares of its common stock under the ATM program for proceeds of $2.9 million, net of commissions. The Company incurred professional fees of $21,294 related to the ATM and recognized those costs as a reduction to additional paid-in capital in the accompanying condensed balance sheets. During the year ended December 31, 2020, the Company sold 2.4 million shares of its common stock under the ATM program for proceeds of $4.3 million, net of commissions and professional fees of $0.2 million. As of December 31, 2021, the Company had $12.5 million available in its ATM program.

Underwritten Public Offerings

During the year ended December 31, 2021, the Company completed an underwritten public offering of its securities (the “Public Offering”) pursuant to which it sold 20.8 million shares of its common stock and warrants to purchase up to 20.8 million shares of common stock for proceeds of $13.8 million, net of commissions and professional fees of approximately $1.2 million. The warrants issued in the Public Offering were immediately exercisable and have a term of five years and a per share exercise price of $0.72.

During the year ended December 31, 2020, the Company completed an underwritten public offering of the Company’s securities (the “Public Offering”) pursuant to which the Company sold 12.3 million shares of its common stock and warrants to purchase 10.6 million shares of common stock for proceeds of $13.7 million, net of commissions and professional fees of $1.4 million. The warrants issued in the Public Offering were immediately exercisable and have a term of five years and a per share exercise price of $1.44.

Stock Options

The Company has an incentive stock plan, the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”), and has granted stock options to employees, non-employee directors and consultants from the 2011 Plan. Options granted under the 2011 Plan may be Incentive Stock Options or Non-statutory Stock Options, as determined by the Administrator at the time of grant. During the year ended December 31, 2020, the Company’s stockholders approved an amendment to the 2011 Plan to increase the number of shares authorized for issuance under the 2011 Plan to a total of 14 million. As of December 31, 2021, there were 3.2 million shares remaining available for issuance under the 2011 Plan.

During the year ended December 31, 2021, the Company granted stock options to employees to purchase 6.3 million shares of the Company’s common stock, including the time and performance-based Inducement Awards, with grant date prices that ranged between $0.34 to $1.38 per share. The stock options have terms of ten years and are subject to vesting based on continuous service of the awardee over periods ranging from three to four years. The stock options have an aggregate grant date fair value of $5.8 million.

In connection with the appointment of Joseph Sarret as the Company’s Chief Executive Officer, the Company entered into an Inducement Stock Option Agreement with Dr. Sarret on May 3, 2021. Pursuant to such agreement, the Company granted Dr. Sarret (1) a time-based inducement nonqualified stock option to purchase 2.3 million shares of common stock and (2) a performance-based inducement nonqualified stock option to purchase 1.3 million shares of common stock (the “Inducement Awards”). The options have an exercise price of $1.35, and the time-based grant will vest as to 25% of the shares on the one-year anniversary of the grant date, May 3, 2021, with the remaining shares subject to the option vesting in 36 equal monthly installments. The time-based Inducement Award has an aggregate grant date fair value of $2.2 million. As of December 31, 2021, Dr. Sarret satisfied a portion of the performance conditions and vested performance-based stock options to purchase 0.7 million shares of the 1.3 million shares possible under the grant. The performance-based award had a fair value of $0.1 million.

CohBar, Inc.

Notes to Financial Statements

Note 10 – Stockholders’ Equity (continued)

During the year ended December 31, 2021, stock options to purchase 1.3 million shares of common stock were exercised for cash proceeds of $1.2 million.

During the year ended December 31, 2021, stock options to purchase 1.5 million shares of common stock were cancelled and returned to the option pool for future issuance.

During the year ended December 31, 2020, the Company granted stock options to employees to purchase 0.3 million shares of the Company’s common stock at exercise prices that ranged between $1.55 to $2.56 per share. The options have terms of ten years. The stock options have an aggregate grant date fair value of $0.5 million.

During the year ended December 31, 2020, stock options to purchase 0.2 million shares of common stock were exercised for cash proceeds of $0.3 million.

During the year ended December 31, 2020, stock options to purchase 0.2 million shares of common stock were cancelled and returned to the option pool for future issuance.

The Company recorded stock-based compensation as follows:

	For the Years Ended December 31,
	2021	2020
Research and development	$223,476	$604,107
General and administrative	2,320,236	1,612,209
Total	$2,543,712	$2,216,316

The following table represents stock option activity for the years ended December 31, 2021 and 2020:

			Weighted Average				Aggregate
	Stock Options		Exercise Price		Fair Value	Contractual	Intrinsic
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Value
Balance – January 1, 2020	7,632,358	4,542,144	$2.21	$1.57	$1.57	6.44	$-
Granted	275,000	-	-	-	-	-	-
Exercised	(223,924)	-	-	-	-	-	-
Cancelled	(213,543)	-	-	-	-	-	-
Balance – December 31, 2020	7,469,891	5,390,431	$2.06	$1.68	$1.68	6.27	$-
Granted	6,314,000	-	-	-	-	-	-
Exercised	(1,262,146)	-	-	-	-	-	-
Cancelled	(1,529,410)	-	-	-	-	-	-
Balance – December 31, 2021	10,992,335	6,126,901	$1.71	$1.58	$1.58	6.27	$36,273

CohBar, Inc.

Notes to Financial Statements

Note 10 – Stockholders’ Equity (continued)

The following table summarizes information on stock options outstanding and exercisable as of December 31, 2021:

Grant Price		Weighted Average Exercise	Total	Number	Weighted Average
From	To	Price	Outstanding	Exercisable	Remaining Contractual Term
$0.26	$2.02	$1.21	7,981,377	2,965,298	7.98 years
$2.10	$4.60	$2.47	2,567,958	2,718,604	6.73 years
$5.30	$8.86	$6.44	443,000	443,000	6.35 years
		Totals	10,992,335	6,126,901

Warrants

During the year ended December 31, 2021, the Company granted warrants to two service providers to purchase a total of 0.1 million shares of its common stock with an exercise price of $1.38 per share. Fifty thousand of these warrants were valued using the Black-Scholes option pricing model and the corresponding expense will be recognized over the service period of three years. Ten thousand of these warrants were performance based. During the year ended December 31, 2021, the performance criteria were met and the warrants were valued and expensed at the time the performance conditions were met. The warrants have terms that range from two to three years with vesting over a one-year period.

During the year ended December 31, 2021, warrants to purchase 1.5 million shares of common stock were exercised for cash proceeds of $2.1 million.

During the year ended December 31, 2021, warrants to purchase 3.2 million shares of common stock expired and were cancelled.

During the year ended December 31, 2020, the Company issued warrants to purchase 10.6 million shares of the Company’s common stock as part of the Public Offering (see Note 10 – Underwritten Public Offerings) and to the note holders that extended the due date of their unsecured promissory notes (see Note 10 – Amendments to Notes and Warrants) and warrants to purchase 2.4 million shares of the Company’s common stock as part of the Private Offering that converted outstanding amounts due under the Company’s 8% Unsecured Promissory Notes due 2021 (see Note 7 - Notes Payable).

CohBar, Inc.

Notes to Financial Statements

Note 10 – Stockholders’ Equity (continued)

During the year ended December 31, 2020, warrants to purchase 20,000 shares of common stock were exercised for cash proceeds of $45,000.

The following table represents warrant activity for the years ended December 31, 2021 and 2020:

			Weighted Average				Aggregate
	Warrants		Exercise Price		Fair Value	Contractual	Intrinsic
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Value
Balance – January 1, 2020	4,907,223	4,907,223	$2.40	$2.40	$1.11	1.55	$-
Granted	14,485,595	-	-	-	-	-	-
Exercised	(20,000)	-	-	-	-	-	-
Cancelled	-	-	-	-	-	-	-
Balance – December 31, 2020	19,372,818	15,495,973	$1.62	$1.61	$0.81	4.07	$-
Granted	20,893,334	-	-	-	-	-	-
Exercised	(1,451,025)	-	-	-	-	-	-
Cancelled	(3,181,052)	-	-	-	-	-	-
Balance – December 31, 2021	35,634,075	35,629,908	$1.04	$1.04	$0.53	4.38	$71,737

Amendments to Notes and Warrants

During the year ended December 31, 2020, the Company entered into amendments (the “Amendments”) with certain holders of the Company’s 8% Unsecured Promissory Notes (the “2018 Notes”) and Nontransferable Common Stock Purchase Warrants (the “2018 Warrants”). Pursuant to the Amendments, the maturity date of the applicable 2018 Notes was extended from March 29, 2021 to June 30, 2021 and the expiration date of the applicable 2018 Warrants was extended from March 29, 2021 to March 29, 2022. The terms of the applicable 2018 Notes were also amended to grant the holders of such 2018 Notes a right to participate in a future private offering of the Company’s securities upon terms substantially similar to those offered to investors in a future primary offering of the Company’s securities and to grant resale registration rights in connection therewith. The Company recognized $0.2 million of non-cash costs in Other Expenses in the accompanying statements of operations relating to the 2018 Warrants extension.

The Company subsequently entered into a second amendment to the 2018 Notes with certain holders whereby the maturity date of the applicable 2018 Notes was extended from June 30, 2021 to June 30, 2022 and the expiration date of the applicable 2018 Warrants was extended from March 29, 2022 to March 29, 2026. The exercise price of the 2018 Warrants was adjusted from $5.30 per share to $2.00 per share. The terms of the applicable 2018 Notes were also amended to require that the holders of such 2018 Notes participate in a future private offering of the Company’s securities upon terms substantially similar to those offered to investors in a future primary offering of the Company’s securities (see Note 7 – Notes Payable). The Company also granted an additional warrant to purchase 0.5 of one share of its common stock, or 1.5 million shares of common stock in total, per dollar of each participating 2018 Note holder’s principal amount of the 2018 Notes with an exercise price of $2.00 per share and an expiration date of March 29, 2026 (the “New Warrants”). The New Warrants will be exercisable beginning on the six-month anniversary of the date of issuance, and the Company granted to the participating 2018 Note holders certain registration rights with respect to its securities issued in the Private Offering and the shares of common stock underlying the New Warrants. The Company recognized $0.5 million of non-cash costs in Other Expenses in the accompanying statements of operations related to this second amendment.

Also, during the year ended December 31, 2020, the Company entered into amendments with certain holders of the Company’s Common Stock Purchase Warrants (the “2017 Warrants”) pursuant to which the expiration date of the applicable 2017 Warrants was extended from June 30, 2020 to September 30, 2021. The Company recognized $1.6 million of non-cash costs in Other Expenses in the accompanying statements of operations relating to the 2017 Warrants extension.

The Company determined the proper classification of the loan modification based on ASC 470-50, Debt Modifications and Extinguishments. Because the change in present value of cash flows of the modified debt is less than 10% when compared to the present value of the cash flows of the original debt, no change is required to be made to the debt in the accompanying condensed financial statements.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) in which employees may purchase shares with the amounts accumulated during the offering period from employee directed payroll deferrals. Purchases of the Company’s common stock are equal to 85% of the closing market price of its common stock on the first day or last day of the offering period, whichever is lower. During the year ended December 31, 2021, 17,662 shares were issued under the ESPP for $16,814 of employee compensation deferrals. As of December 31, 2021, 482,338 shares are available for future issuance under the ESPP.

CohBar, Inc.

Notes to Financial Statements

Note 11 – Non-Cash Expenses

The following table details the Company’s non-cash expenses included in the accompanying statements of operations:

	For the Years Ended December 31,
	2021	2020
Operating expenses:
Stock-based compensation	$2,543,712	$2,216,316
Depreciation & amortization	140,914	156,664
Subtotal	$2,684,626	$2,372,980

Other expense:
Amortization of debt discount	31,687	504,498
Equity modification	-	2,290,688
Subtotal	$31,687	$2,795,186

Total non-cash expenses	$2,716,313	$5,168,166

Note 12 – Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date on which the financial statements were issued require adjustment or disclosure in the Company’s financial statements.

Subsequent to December 31, 2021, the Company granted stock options to purchase a total of 0.4 million shares of the Company’s common stock with an exercise price of $0.43 per share. The stock options have a term of ten years with vesting over a four-year period.

Subsequent to December 31, 2021, the Company sold 0.6 million shares of its common stock under its ATM program for proceeds of $0.2 million, net of commissions.

Subsequent to December 31, 2021, the Company repaid a promissory note, held by a director of the Company, totaling approximately $0.5 million in principal and interest.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including Joseph Sarret, our Chief Executive Officer, and Jeff Biunno, our Chief Financial Officer (collectively, the “Certifying Officers”), of the effectiveness of our disclosure controls and procedures as of December 31, 2021, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

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

Management’s Assessment

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that as of December 31, 2021, our internal control over financial reporting was effective.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, or will be included in an amendment to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, or will be included in an amendment to this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about our equity compensation plan as of December 31, 2021:

	Number of securities to be issued upon exercise of options warrants and rights		Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by stockholders	8,092,335		$1.84	3,726,857	(2)
Equity compensation plans not approved by stockholders	4,552,671	(1)	$1.18	-
Total	12,645,006		$1.60	3,726,857

(1)	Consists of inducement stock options granted to our Chief Executive Officer pursuant to an employment agreement, warrants issued to our former Chief Operating Officer pursuant to an employment agreement, warrants issued to four consultants pursuant to consulting agreements, and warrants issued to the Alzheimer’s Drug Discovery Foundation for the 2013 grant.
(2)	Consists of securities for two equity compensation plans approved by the Company’s stockholders, (i) an incentive stock plan, the Amended and Restated 2011 Equity Incentive Plan, as amended (the “2011 Plan”), which the Company has granted stock options to employees, non-employee directors and consultants; and (ii) an Employee Stock Purchase Plan which allows employees of the Company to purchase shares through payroll deductions during set offering periods.

Beneficial Ownership

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, or will be included in an amendment to this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, or will be included in an amendment to this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, or will be included in an amendment to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The financial statements, together with the report thereon of Marcum LLP, are included on the pages indicated below:

Financial Statements and Schedules

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

Exhibit No	Description
3.1	Third Amended and Restated Articles of Incorporation - Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, as filed with the Commission on January 8, 2015.

3.2	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation – Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, as filed with the Commission on June 18, 2020.

3.3	Amended and Restated Bylaws - Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K, as filed with the Commission on January 8, 2015.

4.1	Description of the Registrant’s Securities – Incorporated by referenced to Exhibit 4.1 of our Annual Report on Form 10-K, as filed with the Commission on March 30, 2021.

4.2	Common Stock Purchase Warrant, dated April 11, 2014, issued to Jon Stern - Incorporated by reference to Exhibit 10.7 of our Registration Statement on Form S-1 (File No. 333-200033), as filed with the Commission on November 10, 2014.

4.3	Form of Common Stock Purchase Warrants issued July 2017 - Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, as filed with the Commission on July 18, 2017.

4.4	Form of Nontransferable Common Stock Purchase Warrants issued March and April 2018 – Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, as filed with the Commission on May 4, 2018.

4.5	Form of 8% Unsecured Promissory Note Due 2021 issued March and April 2018 - Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, as filed with the Commission on May 4, 2018.

4.6	Form of Amendment to 8% Unsecured Promissory Note and Nontransferable Common Stock Purchase Warrant – Incorporated by reference to Exhibit 10.26 of our Annual Report on Form 10-K filed with the Commission on March 12, 2020.

4.7	Form of Amendment to Common Stock Purchase Warrant – Incorporated by reference to Exhibit 10.27 of our Annual Report on Form 10-K, as filed with the Commission on March 12, 2020.

4.8	Form of Second Amendment to 8% Unsecured Promissory Note and Nontransferable Common Stock Purchase Warrant – Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2020.

4.9	Form of Nontransferable Common Stock Purchase Warrant – Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2020.

4.10	Form of Common Stock Purchase Warrant issued August 2020 – Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, as filed with the Commission on August 26, 2020.

4.11	Form of Common Stock Purchase Warrant issued December 2020 – Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, as filed with the Commission on December 22, 2020.

4.12	Form of Common Stock Purchase Warrant issued October 2021 – Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, as filed with the Commission on October 28, 2021.

10.1*	Amended and Restated 2011 Equity Incentive Plan - Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, as filed with the Commission on January 8, 2015.

10.2*	First Amendment to Amended and Restated 2011 Equity Incentive Plan - Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, as filed with the Commission on August 24, 2017.

10.3*	Second Amendment to Amended and Restated 2011 Equity Incentive Plan – Incorporated by reference to Exhibit 99.4 of our Registration Statement on Form S-8 (File No. 333-226434), as filed with the Commission on July 30, 2018.

10.4*	Third Amendment to Amended and Restated 2011 Equity Incentive Plan – Incorporated by reference to Exhibit 99.5 of our Registration Statement on Form S-8 (File No. 333-239387), as filed with the Commission on June 23, 2020.

10.5*	Form of Option Agreement under the 2011 Equity Incentive Plan - Incorporated by reference to Exhibit 10.2 of our Registration Statement on Form S-1 (File No. 333-200033), as filed with the Commission on November 10, 2014.

10.6	Exclusive License Agreement, dated August 6, 2013, between CohBar, Inc. and the Regents of the University of California - Incorporated by reference to Exhibit 10.4 of our Registration Statement on Form S-1 (File No. 333-200033), as filed with the Commission on November 10, 2014.

10.7	Exclusive License Agreement, dated November 3, 2011, between and among CohBar, Inc. and the Regents of the University of California, and Albert Einstein College of Medicine of Yeshiva University - Incorporated by reference to Exhibit 10.5 of our Registration Statement on Form S-1 (File No. 333-200033), as filed with the Commission on November 10, 2014.

10.8*	Form of Indemnification Agreement - Incorporated by reference to Exhibit 10.6 of our Registration Statement on Form S-1 (File No. 333-200033), as filed with the Commission on November 10, 2014.

10.9*

Executive Employment Agreement, dated November 27, 2013, between CohBar, Inc. and Jeffrey F. Biunno - Incorporated by reference to Exhibit 10.12 of our Registration Statement on Form S-1 (File No. 333-200033), as filed with the Commission on November 10, 2014.

10.10*

Amendment, dated as of July 11, 2016, to Executive Employment Agreement, dated as of November 27, 2013, between CohBar, Inc. and Jeffrey F. Biunno. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, as filed with the Commission on November 14, 2016.

10.11*	Executive Employment Agreement, dated November 17, 2014, between CohBar, Inc. and Kenneth Cundy - Incorporated by reference to Exhibit 10.13 of the Amendment No. 2 of our Registration Statement on Form S-1 (File No. 333-200033), as filed with the Commission on November 28, 2014.

10.12*	Executive Employment Agreement dated April 26, 2021, by and between CohBar, Inc. and Dr. Joseph Sarret – Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, as filed with the Commission on August 12, 2021.

10.13*	Amendment, dated as of June 4, 2019, to Executive Employment Agreement, dated as of November 27, 2013, between CohBar, Inc. and Jeffrey F. Biunno. Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, as filed with the Commission on August 9, 2019.

10.14*	Employee Stock Purchase Plan. – Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, as filed with the Commission on June 21, 2019.

10.15	At-the-Market Sales Agreement, dated May 27, 2020, between CohBar, Inc. and Virtu Americas LLC – Incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K, as filed with the Commission on May 27, 2020.

10.16*	Letter Agreement, dated January 5, 2022, between CohBar, Inc. and Kenneth Cundy.

23.1	Consent of independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates management contract, compensatory agreement or arrangement, in which our directors or executive officers may participate.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2022	COHBAR, INC.

	By:	/s/ Jeffrey F. Biunno
Jeffrey F. Biunno
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Jeffrey F. Biunno and Joseph Sarret, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Sarret	Chief Executive Officer and Director	March 29, 2022
Joseph Sarret	(Principal Executive Officer)

/s/ Jeffrey F. Biunno	Chief Financial Officer, Treasurer and Secretary	March 29, 2022
Jeffrey F. Biunno	(Principal Financial and Accounting Officer)

/s/ David Greenwood	Chairman of the Board of Directors	March 29, 2022
David Greenwood

/s/ Carol Nast	Director	March 29, 2022
Carol Nast

/s/ Joanne Yun	Director	March 29, 2022
Joanne Yun

/s/ Phyllis Gardner	Director	March 29, 2022
Phyllis Gardner

/s/ Albion J. Fitzgerald	Director	March 29, 2022
Albion J. Fitzgerald

/s/ Misha Petkevich	Director	March 29, 2022
Misha Petkevich