Form 10-Q
period 2022-03-31
CohBar, Inc.
filed 2022-05-16
CIK 1522602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 11, 2022, the registrant had outstanding 86,981,684 shares of common stock.

COHBAR, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2022

i

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CohBar, Inc.

Condensed Balance Sheets

	As of
	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,563,984	$4,992,145
Investments	21,963,818	21,253,866
Vendor receivable	-	173,499
Prepaid expenses and other current assets	375,381	527,380
Total current assets	23,903,183	26,946,890
Property and equipment, net	228,117	260,612
Intangible assets, net	19,003	19,309
Other assets	76,596	69,620
Total assets	$24,226,899	$27,296,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$640,693	$371,993
Accrued liabilities	136,785	196,020
Accrued payroll and other compensation	446,320	754,314
Note payable, net of debt discount and offering costs of $0 and $8,723 as of March 31, 2022 and December 31,2021, respectively	-	366,277
Total liabilities	1,223,798	1,688,604

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized 5,000,000 shares;
No shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.001 par value, Authorized 180,000,000 shares;
Issued and outstanding 86,981,684 shares as of March 31, 2022 and 86,339,567 as of December 31, 2021	86,982	86,340
Additional paid-in capital	110,911,954	110,255,549
Accumulated deficit	(87,995,835)	(84,734,062)
Total stockholders’ equity	23,003,101	25,607,827
Total liabilities and stockholders’ equity	$24,226,899	$27,296,431

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Condensed Statements of Operations

(unaudited)

	For The Three Months Ended March 31,
	2022	2021

Revenues	$-	$-

Operating expenses:
Research and development	1,506,308	2,654,772
General and administrative	1,744,918	1,358,679
Total operating expenses	3,251,226	4,013,451
Operating loss	(3,251,226)	(4,013,451)

Other income (expense):
Interest income	-	3,173
Interest expense	(1,824)	(14,560)
Amortization of debt discount and offering costs	(8,723)	(13,506)
Total other expense	(10,547)	(24,893)
Net loss	$(3,261,773)	$(4,038,344)
Basic and diluted net loss per share	$(0.04)	$(0.07)
Weighted average common shares outstanding - basic and diluted	86,726,347	61,560,279

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Statements of Changes in Stockholders’ Equity

(unaudited)

	Three Month Period Ended March 31, 2022
			Additional		Total
	Common Stock		Paid-in-	Accumulated	Stockholders’
	Number	Amount	Captial	Deficit	Equity
Balance, December 31, 2021	86,339,567	$86,340	$110,255,549	$(84,734,062)	$25,607,827
Stock-based compensation	-	-	456,423	-	456,423
Sale of common stock in ATM, net	642,117	642	199,982	-	200,624
Net loss	-	-	-	(3,261,773)	(3,261,773)
Balance, March 31, 2022	86,981,684	$86,982	$110,911,954	$(87,995,835)	$23,003,101

	Three Month Period Ended March 31, 2021
			Additional		Total
	Common Stock		Paid-in-	Accumulated	Stockholders’
	Number	Amount	Captial	Deficit	Equity
Balance, December 31, 2020	61,117,524	$61,118	$87,684,323	$(69,258,286)	$18,487,155
Stock-based compensation	-	-	320,444	-	320,444
Exercise of employee stock options	623,901	624	958,223	-	958,847
Exercise of warrants	46,900	46	67,490	-	67,536
Net loss	-	-	-	(4,038,344)	(4,038,344)
Balance, March 31, 2021	61,788,325	$61,788	$89,030,480	$(73,296,630)	$15,795,638

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Statements of Cash Flows

(unaudited)

	For The Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,261,773)	$(4,038,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,801	36,685
Stock-based compensation	456,423	320,444
Amortization of debt discount	8,350	12,932
Amortization of debt issuance costs	373	574
Discount on investments	18,048	(2,424)
Changes in operating assets and liabilities:
Vendor receviable	173,499	-
Prepaid expenses and other current assets	151,999	70,019
Accounts payable	268,700	324,432
Accrued liabilities	(59,235)	(826,920)
Accrued payroll and other compensation	(307,994)	(36,785)
Net cash used in operating activities	(2,518,809)	(4,139,387)

Cash flows from investing activities:
Payment for security deposit	(6,976)	(2,217)
Purchases of investments	(21,983,000)	(8,029,000)
Proceeds from redemptions of investments	21,255,000	10,152,000
Net cash (used in) provided by investing activities	(734,976)	2,120,783

Cash flows from financing activities:
Proceeds from the At-the-Market Offering, net	200,624	-
Proceeds from exercise of warrants	-	67,536
Repayment of promissory notes	(375,000)	(85,000)
Proceeds from exercise of employee stock options	-	958,847
Net cash (used in) provided by financing activities	(174,376)	941,383

Net decrease in cash and cash equivalents	(3,428,161)	(1,077,221)
Cash at beginning of period	4,992,145	2,894,575
Cash at end of period	$1,563,984	$1,817,354

Supplemental disclosure of cash flow information:
Cash paid for interest	$114,411	$20,437

The accompanying notes are an integral part of these condensed financial statements

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Business Organization and Nature of Operations

CohBar, Inc. (“CohBar,” “its” or the “Company”) is a clinical stage biotechnology company leveraging the power of the mitochondria and the peptides encoded in its genome to develop potential breakthrough therapeutics targeting chronic and age-related diseases with limited to no treatment options.

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

The unaudited interim condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by U.S. GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K (the “2021 Form 10-K”), filed with the SEC on March 29, 2022. The interim unaudited condensed financial statements should be read in conjunction with those audited financial statements included in the 2021 Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three-month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any other period.

Note 2 – Liquidity and Management’s Plans

As of March 31, 2022, the Company had working capital and stockholders’ equity of $22.7 million and $23.0 million, respectively. During the three months ended March 31, 2022, the Company incurred a net loss of $3.3 million and utilized cash of $2.5 million in its operating activities. Based on the cash and investments on hand as of March 31, 2022 of approximately $23.5 million, current budget assumptions and projected cash burn, the Company believes that it has sufficient capital to meet its operating expenses and obligations for the next twelve months from the date of this filing.  However, if unanticipated difficulties or circumstances arise, the Company may require additional capital sooner to support its operations. If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail its research and development activities and/or other operations until such time as additional capital becomes available. Such limitation of the Company’s activities would allow it to slow its rate of spending and extend its use of cash until additional capital is raised. There can be no assurance that such a plan would be successful. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain such financing on reasonable terms.

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

Investments

Investments as of March 31, 2022 and December 31, 2021 consist of U.S. Treasury Bills, which are classified as held-to-maturity, totaling $22.0 million and $21.3 million, respectively. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. All of the Company’s U.S. Treasury Bills mature within the subsequent twelve months from the date of purchase. Unrealized gains and losses were de minimus. As of March 31, 2022 and December 31, 2021, the carrying value of the Company’s U.S. Treasury Bills approximates their fair value due to their short-term maturities.

Capitalization of Patent Costs

 The Company capitalizes the costs of its patents which consists of legal and filing fees related to the prosecution of patent filings. The patents will be amortized using the straight-line method over the estimated remaining lives of the patents which is 20 years from the initial filing of the patent.

Common Stock Purchase Warrants

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) provided that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

Common Stock Purchase Warrants (continued)

The Company assesses classification of its common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets, liabilities and equity is required.  The Company’s free-standing derivatives consist of warrants to purchase common stock that were issued in connection with its notes payable and a private offering. The Company evaluated these warrants to assess their proper classification using the applicable criteria enumerated under U.S. GAAP and determined that the common stock purchase warrants meet the criteria for equity classification in the accompanying balance sheets as of March 31, 2022 and December 31, 2021.

Share-Based Payment

The Company accounts for share-based payments using the fair value method. For employees and directors, the fair value of the award is measured, as discussed below, on the grant date. For non-employees, fair value is generally valued based on the fair value of the services provided or the fair value of the equity instruments on the measurement date, whichever is more readily determinable. The Company accounts for performance-based share payments by measuring the fair value of the grant when the performance criteria are deemed satisfied and recognizing the associated expense at that time. The Company has granted stock options at exercise prices equal to the closing price of the Company’s common stock as reported by The Nasdaq Capital Market, with input from management on the date of grant. Upon exercise of an option or warrant, the Company issues new shares of common stock out of its authorized shares.

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

The weighted-average Black-Scholes assumptions are as follows:

	For the Three Months Ended March 31,
	2022	2021
Expected life	6.25 years	N/A
Risk free interest rate	1.47%	N/A
Expected volatility	92%	N/A
Expected dividend yield	N/A	N/A
Forfeiture rate	N/A	N/A

As of March 31, 2022, total unrecognized stock option compensation expense was $5.4 million, which will be recognized as those options vest over a period of approximately four years. The amount of future stock option compensation expense could be affected by any future option grants or by any option holders leaving the Company before their grants are fully vested.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

Net Loss Per Share of Common Stock

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net earnings per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.  Potentially dilutive securities are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive and consist of the following as of March 31, 2022 and 2021:

	As of March 31,
	2022	2021
Options	11,337,127	6,805,538
Warrants	35,475,075	19,368,918
Totals	46,812,202	26,174,456

Recent Accounting Pronouncements

There were no recently issued accounting standards not yet adopted which would have a material effect on the Company’s consolidated financial statements or related disclosures.

Note 4 - Accrued Liabilities

Accrued liabilities consist of:

	As of	As of
	March 31, 2022	December 31, 2021
Lab services & supplies	$13,080	$6,080
Professional fees	121,253	73,090
Interest	-	112,932
Other	2,452	3,918
Total accrued liabilities	$136,785	$196,020

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

Rent expense was $0.1 million in each of the three months ended March 31, 2022 and 2021.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 - Stockholders’ Equity

Authorized Capital

The Company has authorized the issuance and sale of up to 185.0 million shares of stock, consisting of 180.0 million shares of common stock having a par value of $0.001 and 5.0 million shares of Preferred Stock having a par value of $0.001 per share. As of March 31, 2022 and December 31, 2021, there were no shares of Preferred Stock outstanding and there were no declared but unpaid dividends or undeclared dividend arrearages on any shares of the Company’s capital stock.

Stock Options

The Company has an incentive stock plan, the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”), and has granted stock options to employees, non-employee directors and consultants from the 2011 Plan. Options granted under the 2011 Plan may be Incentive Stock Options or Non-statutory Stock Options, as determined by the Administrator at the time of grant. As of March 31, 2022, there were 2.9 million shares remaining available for issuance under the 2011 Plan.

During the three months ended March 31, 2022, stock options to purchase 0.4 million shares of common stock were granted at an exercise price of $0.43 per share. The stock options have a term of ten years and are subject to vesting based on continuous service of the awardee over a period of four years. The stock options have an aggregate grant date fair value of $0.1 million.

During the three months ended March 31, 2022, stock options to purchase 30,208 shares of common stock expired, were cancelled and returned to the option pool for future issuance.

The Company recorded stock-based compensation as follows:

	For the Three Months Ended March 31,
	2022	2021
Research and development	$28,808	$57,102
General and administrative	427,615	263,342
Total	$456,423	$320,444

The following table represents stock option activity for the three months ended March 31, 2022:

			Weighted Average
	Stock Options		Exercise Price		Fair Value	Contractual	Aggregate
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Intrinsic Value
Balance – December 31, 2021	10,992,335	6,126,901	$1.71	$1.58	$1.58	6.27	$-
Granted	375,000	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-
Cancelled	(30,208)	-	-	-	-	-	-
Balance – March 31, 2022	11,337,127	6,317,609	$1.67	$1.56	$1.56	6.27	$20,912

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 - Stockholders’ Equity (continued)

The following table summarizes information on stock options outstanding and exercisable as of March 31, 2022:

Grant Price		Weighted Average	Total	Number	Weighted Average Remaining Contractual
From	To	Exercise Price	Outstanding	Exercisable	Term
$0.26	$2.02	$1.17	8,356,377	3,149,818	7.83 years
$2.10	$4.60	$2.47	2,537,750	2,724,791	6.48 years
$5.30	$8.86	$6.44	443,000	443,000	6.10 years
		Totals	11,337,127	6,317,609

Warrants

During the three months ended March 31, 2022, warrants to purchase 0.2 million shares of common stock expired and were cancelled.

The following table summarizes information on warrants outstanding as of March 31, 2022:

			Weighted Average
	Warrants		Exercise Price		Fair Value	Contractual Life	Aggregate Intrinsic
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	(Years)	Value
Balance – December 31, 2021	35,634,075	35,629,908	$1.04	$1.04	$0.53	4.38	$-
Granted	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-
Cancelled	(159,000)	-	-	-	-	-	-
Balance – March 31, 2022	35,475,075	35,475,075	$1.03	$1.03	$0.61	4.15	$43,042

Note 7 – At-the-Market Offering

In May 2020, the Company entered into an At-the-Market Offering Sales Agreement (the “ATM”) with Virtu Americas, LLC as sales agent. During the three months ended March 31, 2022, the Company sold 0.6 million shares of its common stock under the ATM program for proceeds of $0.2 million, net of commissions.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 8 – Non-Cash Expenses

The following table details the Company’s non-cash expenses included in the accompanying condensed statements of operations:

	For the Three Months Ended March 31,
	2022	2021
Operating expenses:
Stock-based compensation	$456,423	$320,444
Depreciation & amortization	32,801	36,685
Subtotal	$489,224	$357,129

Other expense:
Amortization of debt discount	8,350	12,932
Subtotal	$8,350	$12,932
Total non-cash expenses	$497,574	$370,061

Note 9 – Promissory Notes

During the three months ended March 31, 2022, the Company repaid a promissory note, held by a director of the Company, totaling $0.5 million in principal and interest.

During the three months ended March 31, 2021, the Company paid $0.1 million in principal and interest for two promissory notes that matured.

Note 10 – Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date on which the condensed financial statements were issued require adjustment or disclosure in the Company’s condensed financial statements.

As of the filing date of this Form 10-Q, there were no subsequent events which require adjustment or disclosure in the Company’s condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). All references to the first quarter mean the three-month period ended March 31, 2022. Unless the context otherwise requires, “CohBar,” “we,” “us” and “our” refer to CohBar, Inc.

Special Note Regarding Forward-Looking Statements

This report, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on our current expectations, estimates, forecasts and projections about our business, our potential drug candidates, our capital resources and ability to fund our operations, our results of operations, the industry in which we operate and the beliefs and assumptions of our management. Words such as “expect,” “anticipate,” “target,” “goal,” “project,” “would,” “could,” “intend,” “plan,” “believe,” “seek” and “estimate,” variations of these words, and similar expressions are intended to identify those forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this report under the section entitled “Risk Factors” in Item 1A of Part I of the 2021 Form 10-K, as supplemented or modified in our quarterly reports on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as may be required by law.

Overview

We are a clinical stage biotechnology company leveraging the power of the mitochondria and the peptides encoded in its genome to develop potential breakthrough therapeutics targeting chronic and age-related diseases with limited to no treatment options. Our novel approach is built on the key insights of our founders that certain mitochondrially encoded peptides produce effects that are not limited to local regulation within the mitochondria and may have important roles to play in critical systemic biological pathways. Many of these effects are quite distinct from traditional mitochondrial function such as energy production and metabolism, involving diverse processes including inflammation, fibrosis and cell signaling.

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

Our Programs

●	CB5138-3: In 2021, we nominated our second clinical candidate, CB5138-3, a first-in-class therapeutic under development for the treatment of idiopathic pulmonary fibrosis and other fibrotic diseases. Our CB5138-3 product candidate has shown positive preclinical results, with significant anti-fibrotic and anti-inflammatory properties in models of IPF. In addition, we believe CB5138-3 has the potential to provide a better safety and tolerability profile than currently approved IPF drugs, which are poorly tolerated with significant gastrointestinal and/or skin toxicity. When combined with our promising preclinical data, we believe CB5138-3 could provide important clinical and commercial advantages over current standard of care. This program is currently in IND-enabling studies. To date, we have not seen any notable systemic toxicity in rodent or non-human primate studies. Due to additional planned formulation work, we plan to file an Investigational New Drug (“IND”) Application in the second half of 2023 and begin a first-in-human study shortly thereafter.

●	CB4211: Our most advanced clinical candidate, CB4211, is a first-in-class therapeutic under development for the treatment of NASH and obesity. In August 2021, we released positive topline data from our Phase 1a/1b clinical study of CB4211. The Phase 1b stage of this study was designed to assess the safety, tolerability, and activity of CB4211 in obese subjects with nonalcoholic fatty liver disease. The study met its primary endpoint as CB4211 was well-tolerated and appeared safe with no serious adverse events. The evaluation of the exploratory endpoints in the Phase 1b portion of the trial showed significant reductions from baseline in key biomarkers of liver damage, ALT and AST, and in glucose levels in the CB4211 group compared to placebo after four weeks of treatment, with a trend towards lower body weight. We believe the positive clinical data from our CB4211 trial is an important validation of our overall approach to drug discovery, serving as a proof point that novel analogs of peptides encoded in the mitochondrial genome can impact systemic biological pathways in humans while having an attractive safety and tolerability profile. We have been working to further improve the formulation for CB4211 and intend to partner this program before moving forward into further clinical trials.

●	CB5064 Analogs: Our discovery efforts have identified CB5064 Analogs, a family of peptides that are agonists of the apelin receptor. By utilizing the protective apelin signaling pathway, our CB5064 Analogs have the potential to address a variety of unmet medical needs such as our initial target of Acute Respiratory Distress Syndrome (“ARDS”). We believe our CB5064 Analogs could be effective in ARDS from a variety of different causes, such as bacterial or viral pneumonia, including COVID-19 associated ARDS. In a preclinical mouse model of ARDS, treatment with CB5064 Analogs reduced fluid accumulation in the lungs and a corresponding broad reduction in levels of key pro-inflammatory cytokines secreted into the lung fluid, when compared to treatment with a placebo control.

●	Discovery Efforts: Our discovery efforts have resulted in the identification of multiple unique and previously unidentified peptides encoded within the mitochondrial genome. Many of these natural sequences and their novel analogs have demonstrated various degrees of biological activity in cell based and/or animal models relevant to a wide range of diseases. Our research efforts have identified and focused on certain of these novel analogs that have demonstrated greatest therapeutic potential. We plan to further explore these peptide families for the potential treatment of a variety of diseases, subject to resource availability and the requirements of our more-advanced programs.

Business Overview

We have financed our operations primarily with proceeds from sales of our equity securities, including our initial public offering, private placements of our securities, public sales of our securities and the exercise of outstanding warrants and stock options, as well as through a debt offering. Since our inception through March 31, 2022, our operations have been funded with an aggregate of approximately $97.3 million from the sale and issuance of equity instruments and debt.

Since inception, we have incurred significant operating losses. Our net losses were $3.3 million and $4.0 million for the three months ended March 31, 2022 and 2021, respectively. We incurred $0.5 million and $0.4 million in non-cash expenses during the three months ended March 31, 2022 and 2021, respectively. Our net losses excluding non-cash expenses were $2.8 million and approximately $3.7 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $88.0 million. Although we anticipate incurring expenses consistent with prior periods, our net losses may fluctuate significantly from quarter to quarter and from year to year and are subject to the ongoing COVID-19 pandemic and other factors.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our product candidates, which include:

●	employee-related expenses including salaries, benefits and stock-based compensation expense;

●	expenses incurred under agreements with third parties, including contract research organizations (“CROs”) that conduct research and development and preclinical activities on our behalf and the cost of consultants;

●	the cost of laboratory equipment, supplies and manufacturing MDP and proprietary analog test materials; and

●	depreciation and other personnel-related costs associated with research and product development.

We record all research and development expenses as incurred.

Our Research Programs

Our research and development programs include activities in support of our continuing evaluation of CB5138-3 in IPF and CB4211 in NASH and obesity, as well as the operation of our platform technology related to the discovery and development additional novel analogs of MDPs, evaluation of newly discovered natural sequences, design of novel improved analogs, evaluation of their therapeutic potential and optimization of their characteristics as potential drug development candidates. Depending on factors of capability, cost, efficiency and intellectual property rights, we conduct our research programs at our laboratory facility, or externally, pursuant to contractual arrangements with CROs or under collaborative arrangements with academic institutions.

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

Research and development activities are central to our business model. Most of our potential drug candidates are in early stages of investigational research. Candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase for the foreseeable future as we incur costs related to our IND-enabling studies and potential initial clinical costs for our CB5138-3 program in addition to general program costs and the discovery and evaluation of other MDPs and optimization of novel analogs as potential drug candidates. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control may impact our clinical development programs and plans.

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

	For The Three Months Ended March 31,		Change
	2022	2021	$	%
Operating expenses:
Research and development	$1,506,308	$2,654,772	$(1,148,464)	-43%
General and administrative	1,744,918	1,358,679	386,239	28%
Total operating expenses	$3,251,226	$4,013,451	$(762,225)	-19%

Comparison of Three Months Ended March 31, 2022 and 2021

Research and development expenses were $1.5 million in the three months ended March 31, 2022 compared to $2.7 million in the prior year period, a decrease of approximately $1.1 million, or 43%. The decrease in research and development expenses was primarily due to a decrease of $0.9 million in expenses associated with our research programs focused on continuing the development of our peptides and a $0.6 million decrease in clinical trial and program related costs of our CB4211 program due to the timing of those expenses. The decrease in research and development costs was partially offset by an increase of $0.1 million in compensation costs primarily due to the severance costs related to the resignation of our former Chief Scientific Officer and an increase of $0.1 million in contract services primarily related to the founders of our company moving to our Scientific Advisory Board and the increased use of outside consultants during the first quarter of 2022.

General and administrative expenses were $1.7 million in the three months ended March 31, 2022 compared to $1.4 million in the prior year period, an increase of approximately $0.4 million, or 28%. The increase in general and administrative expenses was primarily due to an increase of $0.2 million in stock-based compensation costs and a $0.1 million increase in legal expenses primarily related to the expenses of protecting our intellectual property portfolio.

Liquidity and Capital Resources

As of March 31, 2022, we had cash, cash equivalents and investments totaling $23.5 million. We maintain our cash in a checking and savings account on deposit with a banking institution in the United States.

On May 27, 2020, we entered into an At-the-Market Offering Sales Agreement (the “ATM”) with Virtu Americas, LLC, as sales agent. In connection with the ATM, we filed a prospectus Supplement on March 29, 2022, pursuant to which we may currently sell shares of common stock with an aggregate offering price of up to $5.0 million.

During the three months ended March 31, 2022, we sold 0.6 million shares of our common stock under our ATM program for proceeds of $0.2 million, net of commissions.

As of March 31, 2022, we had working capital and stockholders’ equity of $22.7 million and $23.0 million, respectively. During the three months ended March 31, 2022, we incurred a net loss of $3.3 million. Based on cash and investments on hand as of March 31, 2022 of approximately $23.5 million and our projected cash burn, we believe that we have sufficient capital to meet our operating expenses and obligations for the next twelve months from the date of this filing.  However, if unanticipated difficulties or circumstances arise, we may require additional capital sooner to support our operations. If we are unable to raise additional capital whenever necessary, we may be forced to decelerate or curtail our research and development activities and/or other operations until such time as additional capital becomes available. Such limitation of our activities would allow us to slow our rate of spending and extend our use of cash until additional capital is raised. There can be no assurance that such a plan would be successful. There is no assurance that additional financing will be available when needed or that we will be able to obtain such financing on reasonable terms.

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 and 2021 was $2.5 million and $4.1 million, respectively. The cash used in operations for the three months ended March 31, 2022 was primarily due to our reported net loss of $3.3 million, partially offset by the total of non-cash expenses of $0.5 million. The cash used in operations for the three months ended March 31, 2021 was primarily due to our reported net loss of $4.0 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.7 million in the three months ended March 31, 2022 and was due to the timing of the purchases of our investments, partially offset by the maturities of our investments. Net cash provided by investing activities was $2.1 million in the three months ended March 31, 2021 and was due to the timing of the maturity of our investments, partially offset by the purchases of new investments.

Cash Flows from Financing Activities

Net cash used in financing activities in the three months ended March 31, 2022 was $0.2 million. Net cash used in financing activities in the three months ended March 31, 2022 was due to the repayment of a promissory note, partially offset by the proceeds received from our ATM program. Net cash provided by financing activities in the three months ended March 31, 2021 was $0.9 million and was due to the proceeds received from the exercise of stock options and warrants, partially offset by the repayment of promissory notes.

Contractual Obligations

We are a party to (i) a lease agreement for laboratory space leased on a month-to month basis that is part of a shared facility in Menlo Park, California and (ii) a one-year lease agreement for office space in Fairfield, New Jersey, which expires in September 2022.

Rent expense was $0.1 million for each of the three months ended March 31, 2022 and 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Summary of Risk Factors

An investment in our common stock involves various risks, and prospective investors are urged to carefully consider the matters discussed in the section titled “Risk Factors” prior to making an investment in our common stock. These risks include, but are not limited to, the following:

●	we are an early-stage biotechnology company and may never be able to successfully develop marketable products or generate any revenue. We have a limited relevant operating history upon which an evaluation of our performance and prospects can be made. There is no assurance that our future operations will result in profits. If we cannot generate sufficient revenues, we may suspend or cease operations;

●	we have had a history of losses and no revenue;

●	the outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, and the ongoing COVID-19 pandemic, could adversely impact our business, including our clinical trials and preclinical studies;

●	if we fail to demonstrate efficacy or safety in our research and clinical trials, our future business prospects, financial condition and operating results will be materially adversely affected;

●	if any future clinical trials are delayed, suspended or terminated, we may be unable to develop our product candidates on a timely basis, which would adversely affect our ability to obtain regulatory approvals, increase our development costs and delay or prevent commercialization of any approved products;

●	if we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed and, as a result, our stock price may decline;

●	our future success depends on key members of our scientific team and our ability to attract, retain and motivate qualified personnel;

●	we may seek to establish development and commercialization collaborations, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans;

●	we may not be successful in our efforts to identify or discover potential drug development candidates;

●	we may not be successful in our efforts to develop commercially viable formulations for our product candidates;

●	our research and development plans will require substantial additional future funding which could impact our operational and financial condition. Without the required additional funds, we will likely cease operations;

●	even if we are able to develop our potential drugs, we may not be able to obtain regulatory approval, or if approved, we may not be able to generate significant revenues or successfully commercialize our products, which will adversely affect our financial results and financial condition, and we will have to delay or terminate some or all of our research and development plans, which may force us to cease operations;

●	if we do not maintain the support of qualified scientific collaborators, our revenue, growth and profitability will likely be limited, which would have a material adverse effect on our business;

●	we expect to rely on third parties to conduct our clinical trials and some aspects of our research and preclinical testing. These third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or preclinical testing;

●	we contract with third parties for the manufacture of our peptide materials for research and preclinical testing and expect to continue to do so for any future product candidate advanced to clinical trials and commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our research peptide materials, product candidates or medicines, or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our research, development or commercialization efforts;

●	we may not be able to develop drug candidates, market or generate sales of our products to the extent anticipated. Our business may fail, and investors could lose all of their investment in our Company;

●	interim and preliminary or topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data;

●	we expect to expand our drug development and regulatory capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations; and

●	the use of any of our products in clinical trials may expose us to liability claims, which may cost us significant amounts of money to defend against or pay out, causing our business to suffer.

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

We cannot predict whether we will encounter problems with our planned or future clinical trials that will cause regulatory agencies, institutional review boards, or us to suspend or delay a trial. For example, in November 2018, we announced the temporary suspension of the Phase 1a/1b clinical trial for CB4211 in order to address injection site reactions, and we resumed the trial in June 2019. In November 2019, we announced the completion of the Phase 1a portion of the clinical trial and the commencement of the recruiting phase of the final Phase 1b stage of the study. However, in March 2020, we announced a delay in the completion of this trial due to a pause by some of our clinical research organization partners in all of their activities related to the study in response to developments relating to the COVID-19 pandemic. While we announced the resumption of our Phase 1b study in July 2020, our clinical activities could be delayed again in the future. Additionally, the FDA’s review of any prior or future submissions related to completed, ongoing, or planned clinical trials of our product candidates, or future information requests from the FDA could result in the delay or suspension of any ongoing or planned clinical trials to address any concerns.

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

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions, including timely performance by our contract research organizations (“CROs”) and other vendors, positive clinical and preclinical results, our ability to develop commercially viable formulations for our product candidates, the addition of a corporate partner for our CB4211 program, and sufficient funding from partnering and general fundraising. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, or at all, our revenue may be lower than expected, the commercialization of our products may be delayed or never achieved and, as a result, our stock price may decline.

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

Our potential drug development programs and the potential commercialization of our drug candidates will require substantial additional cash to fund expenses. We may decide to collaborate with biopharmaceutical companies in connection with the development or commercialization of our potential drug candidates. For example, we intend to partner CB4211 before moving this program forward into further clinical trials. There is no guarantee that we will be able to establish a partnership for the CB4211 program on favorable terms, if at all.  If we are unable to establish such a partnership, our CB4211 program may be delayed or terminated, which may cause our stock price to decline or otherwise result in adverse effects on our business.

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

We may not be successful in our efforts to develop commercially viable formulations for our product candidates.

Our product candidates are comprised of novel peptide analogs. We expect that our product candidates will need to be delivered via subcutaneous injection and may cause local injection site reactions (“ISRs”), which is a common finding in peptide therapeutic product candidates. While not necessarily adverse to patients’ health, ISRs could substantially limit the commercial appeal of our product candidates, and we may decide or be required to perform additional preclinical studies or to halt or delay further clinical development of our product candidates. For example, in November 2018, we announced a temporary suspension of the Phase 1a stage of our Phase 1a/1b clinical study of CB4211 to address mild, but persistent ISRs. In March 2022, we announced that we had seen ISRs at the higher dose levels in our nonhuman primate toxicology studies for CB5138-3 and were delaying the filing of our IND in that program in part to address these ISRs. It is possible that other product candidates that we identify will also result in ISRs. Our approach to address these ISRs is to develop novel formulations that decrease or eliminate these reactions. If we are unable to successfully develop such formulations, we may decide to abandon those drug candidates. Our efforts to identify alternate drug candidates that do not cause ISRs will take additional time and expense and may not be successful.

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

Additional funds will be required to support our operations, and if we are unable to obtain them on favorable terms or at all, we may be required to cease or reduce further research and development of our drug product programs, sell or abandon some or all of our intellectual property, merge with another entity or cease operations.

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

All our potential drug candidates will require extensive additional research and development, including preclinical testing and clinical trials, as well as regulatory approvals, before we can market them. We cannot predict if or when any potential drug candidate we intend to develop will be approved for marketing. There are many reasons that we may fail in our efforts to develop our potential drug candidates. These include:

●	the possibility that preclinical testing or clinical trials may show that our potential drugs are ineffective and/or cause harmful side effects or toxicities;

●	we may not be able to develop commercially viable formulations for our potential drug candidates;

●	our potential drugs may prove to be too expensive to manufacture or administer to patients;

●	our potential drugs may have routes of administration that are less convenient or acceptable to patients;

●	our potential drugs may fail to receive necessary regulatory approvals from the FDA or foreign regulatory authorities in a timely manner, or at all;

●	even if our potential drugs are approved, we may not be able to produce them in commercial quantities or at reasonable costs;

●	even if our potential drugs are approved, they may not achieve commercial acceptance;

●	even if our potential drugs are approved and commercially launched, they may not receive desirable payor reimbursement and formulary access;

●	regulatory or governmental authorities may apply restrictions to any of our potential drugs, which could adversely affect their commercial success; and

●	the proprietary rights of other parties may prevent us or our potential collaborative partners from marketing our potential drugs.

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

Although there are no currently approved therapies for the treatment of NASH, there are numerous therapies in development, including those in clinical trials that are more advanced than ours. Additionally, there are numerous therapies currently marketed to treat IPF, diabetes, cancer, and other diseases for which our potential product candidates may be indicated. These therapies are varied in their design, therapeutic application and mechanism of action and may provide significant competition for any of our product candidates for which we obtain market approval. New products may also become available that provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain market approval. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more conveniently administered or stored or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers’ or other third-party payers’ reimbursement polices seeking to encourage the use of existing products that are generic or are otherwise less expensive to provide.

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

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of any approved product. The FDA closely regulates the post-approval marketing and promotion of drugs and biologics to ensure drugs and biologics are marketed only for the approved disease indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding use of their products. If we promote our product candidates in a manner inconsistent with FDA-approved labeling or otherwise not in compliance with FDA regulations, we may be subject to enforcement action. Violations of the Food, Drug, and Cosmetic Act relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws and similar laws in international jurisdictions.

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

We own or exclusively license patents and patent applications related to our MDPs and potential drug candidates comprised of novel analogs and we anticipate continuing to develop our intellectual property portfolio. However, neither patents nor patent applications ensure the protection of our intellectual property for a number of reasons, including the following:

●	The United States Supreme Court rendered a decision in Molecular Pathology vs. Myriad Genetics, Inc., 133 S.Ct. 2107 (2013) (“Myriad”), in which the court held that naturally occurring DNA segments are products of nature and not patentable as compositions of matter. On March 4, 2014, the United States Patent and Trademark Office (“USPTO”) issued guidelines for examination of such claims that, among other things, extended the Myriad decision to any natural product. Since MDPs are natural products isolated from cells, the USPTO guidelines may affect allowability of some of our patent claims (pertaining to natural MDP sequences) that are filed in the USPTO but are not yet issued. Further, while the USPTO guidelines are not binding on the courts, it is likely that as the law of subject matter eligibility continues to develop, Myriad will be extended to natural products other than DNA. Thus, our issued U.S. patent claims directed to MDPs as compositions of matter may be vulnerable to challenge by competitors who seek to have our claims rendered invalid. While Myriad and the USPTO guidelines described above will affect our patents only in the United States, there is no certainty that similar laws or regulations will not be adopted in other jurisdictions.

●	Competitors may interfere with our patenting process in a variety of ways. Competitors may claim that they invented the claimed invention prior to us. Competitors may also claim that we are infringing their patents and restrict our freedom to operate. Competitors may also contest our patents and patent applications, if issued, by showing in various patent offices that, among other reasons, the patented subject matter was not original, was not novel or was obvious. In litigation, a competitor could claim that our patents and patent applications are not valid or enforceable for a number of reasons. If a court agrees, we would lose some or all of our patent protection.

●	As a company, we have no meaningful experience with competitors interfering with our patents or patent applications. In order to enforce our intellectual property, we may need to file a lawsuit against a competitor. Enforcing our intellectual property in a lawsuit can take significant time and money. We may not have the resources to enforce our intellectual property if a third party infringes an issued patent claim. Infringement lawsuits may require significant time and money resources. If we do not have such resources, for patents that we have licensed from a third party, the licensor is not obligated to help us enforce our patent rights. If the licensor does take action by filing a lawsuit claiming infringement, we will not be able to participate in the suit and therefore will not have control over the proceedings or the outcome of the suit.

●	Because of the time, money and effort involved in obtaining and enforcing patents, our management may spend less time and resources on developing potential drug candidates than they otherwise would, which could increase our operating expenses and delay product programs.

●	There can be no assurance that any of our patent applications, including any licensed patent applications, will result in the issuance of patents, and we cannot predict the breadth of claims that may be allowed in our currently pending patent applications or in patent applications we may file or license from others in the future.

●	Issuance of a patent may not provide much practical protection. If we receive a patent of narrow scope, then it may be easy for competitors to design products that do not infringe our patent(s).

●	We have limited ability to expand coverage of our licensed patent related to SHLP-2 and our licensed patent application related to SHLP-6 outside of the United States. The lack of patent protection in international jurisdictions may inhibit our ability to advance our drug candidates in these markets.

●	If a court decides that the method of manufacture or use of any of our drug candidates infringes on a third-party patent, we may have to pay substantial damages for infringement.

●	A court may prohibit us from making, selling or licensing a potential drug candidate unless the patent holder grants a license. A patent holder is not required to grant a license. If a license is available, we may have to pay substantial royalties or grant cross licenses to our patents, and the license terms may be unacceptable.

●	Redesigning our potential drug candidates so that they do not infringe on other patents may not be possible or could require substantial funds and time.

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

The market price of our common stock has been and is likely to continue to be volatile. The stock market in general, and the market for biotechnology companies in particular has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

●	results of preclinical studies or clinical trials of our product candidates or those of our competitors:

●	unanticipated or serious safety concerns related to the use of any of our product candidates;

●	challenges in developing commercially viable formulations for our product candidates;

●	adverse regulatory decisions, including failure to receive regulatory approval for any of our product candidates;

●	the success of competitive drugs or technologies;

●	regulatory or legal developments in the United States and other countries applicable to our product candidates;

●	the size and growth of our prospective patient populations;

●	developments concerning our collaborators, our external manufacturers or in-house manufacturing capabilities;

●	inability to obtain adequate product supply for any product candidate for preclinical studies, clinical trials or future commercial sale or inability to do so at acceptable prices;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	the recruitment or departure of key personnel;

●	the level of expenses related to any of our product candidates or clinical development programs;

●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or drugs;

●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts or publications of research reports about us or our industry;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	changes in the structure of healthcare payment systems;

●	market conditions in the biotechnology sector;

●	our cash position or the announcement or expectation of additional financing efforts;

●	general economic, industry and market conditions; and

●	other factors, including those described in this “Risk Factors” section, many of which are beyond our control.

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

On May 10, 2022, Nasdaq notified us that we did not regain compliance by May 9, 2022, but that Nasdaq had granted us an additional 180 day period to regain compliance because we met the continued listing requirement for market value of publicly held shares and all other applicable Nasdaq listing requirements (other than the minimum closing bid price requirement) and we provided written notice to Nasdaq of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. Pursuant to the May 10, 2022 letter from Nasdaq and additional grace period granted thereby, we now have until November 7, 2022 to regain compliance with Nasdaq’s $1.00 minimum bid requirement.

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

We are also subject to more stringent state law requirements. For example, under California law, were required to have at least three female directors on our board of directors and one director from an “underrepresented community” starting December 31, 2021, and will be required to have two additional directors from an “underrepresented community” starting December 31, 2022. A director from an “underrepresented community” means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. If we fail to comply with either of these requirements, we could be fined by the California Secretary of State, our reputation may be adversely affected and certain investors may divest their holdings in our common stock.

Changes in U.S. federal income and other tax laws could adversely affect us.

New U.S. legislation or regulations that could affect our tax burden could be enacted by the U.S. government. We cannot predict the timing or extent of such tax-related developments that could have a negative impact on our financial results. Additionally, we use our best judgment in attempting to quantify and reserve for these tax obligations. However, a challenge by a taxing authority, our ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions could have a material adverse effect on our business, results of operations, or financial condition.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets and the recent and ongoing armed conflict in Ukraine may have similar impacts on the global financial markets. A severe or prolonged economic downturn, such as a global financial crisis, could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruptions. Any of the foregoing could harm our business, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Our employees, directors, principal investigators, CROs and consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, directors, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with the regulations of FDA and non-U.S. regulators, provide accurate information to the FDA and non-U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical studies, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of ethics, but it is not always possible to identify and deter employee or director misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

Date: May 16, 2022	By:	/s/ Jeffrey F. Biunno
Jeffrey F. Biunno
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)