Form 10-Q
period 2022-06-30
CohBar, Inc.
filed 2022-08-15
CIK 1522602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022, the registrant had outstanding 87,149,822 shares of common stock.

COHBAR, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CohBar, Inc.

Condensed Balance Sheets

	As of
	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,878,147	$4,992,145
Investments	17,219,179	21,253,866
Vendor receivable	-	173,499
Prepaid expenses and other current assets	1,068,133	527,380
Total current assets	21,165,459	26,946,890
Property and equipment, net	196,181	260,612
Intangible assets, net	18,696	19,309
Other assets	76,596	69,620
Total assets	$21,456,932	$27,296,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$308,605	$371,993
Accrued liabilities	76,666	196,020
Accrued payroll and other compensation	358,572	754,314
Note payable, net of debt discount and offering costs of $0 and $8,723 as of June 30, 2022 and December 31, 2021, respectively	-	366,277
Total liabilities	743,843	1,688,604

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized 5,000,000 shares; No shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.001 par value, Authorized 180,000,000 shares; Issued and outstanding 86,981,684 shares as of June 30, 2022 and 86,339,567 as of December 31, 2021	86,982	86,340
Additional paid-in capital	111,346,910	110,255,549
Accumulated deficit	(90,720,803)	(84,734,062)
Total stockholders’ equity	20,713,089	25,607,827
Total liabilities and stockholders’ equity	$21,456,932	$27,296,431

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Condensed Statements of Operations

(unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2022	2021	2022	2021

Revenues	$-	$-	$-	$-

Operating expenses:
Research and development	1,186,900	2,617,675	2,693,208	5,272,447
General and administrative	1,556,785	2,584,364	3,301,703	3,943,043
Total operating expenses	2,743,685	5,202,039	5,994,911	9,215,490
Operating loss	(2,743,685)	(5,202,039)	(5,994,911)	(9,215,490)

Other income (expense):
Interest income	18,717	(33)	18,717	3,140
Interest expense	-	(10,425)	(1,824)	(24,985)
Amortization of debt discount and offering costs	-	(10,868)	(8,723)	(24,374)
Total other income (expense)	18,717	(21,326)	8,170	(46,219)
Net loss	$(2,724,968)	$(5,223,365)	$(5,986,741)	$(9,261,709)
Basic and diluted net loss per share	$(0.03)	$(0.08)	$(0.07)	$(0.15)
Weighted average common shares outstanding - basic and diluted	86,981,684	61,860,023	86,854,721	61,710,979

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Statements of Changes in Stockholders’ Equity

(unaudited)

	Three and Six Month Periods Ended June 30, 2022
	Common Stock		Additional Paid-in-	Accumulated	Total Stockholders’
	Number	Amount	Captial	Deficit	Equity
Balance, December 31, 2021	86,339,567	$86,340	$110,255,549	$(84,734,062)	$25,607,827
Stock-based compensation	-	-	456,423	-	456,423
Sale of common stock in ATM, net	642,117	642	199,982	-	200,624
Net loss	-	-	-	(3,261,773)	(3,261,773)
Balance, March 31, 2022	86,981,684	$86,982	$110,911,954	$(87,995,835)	$23,003,101
Stock-based compensation	-	-	434,956	-	434,956
Net loss	-	-	-	(2,724,968)	(2,724,968)
Balance, June 30, 2022	86,981,684	$86,982	$111,346,910	$(90,720,803)	$20,713,089

	Three and Six Month Periods Ended June 30, 2021
	Common Stock		Additional Paid-in-	Accumulated	Total Stockholders’
	Number	Amount	Captial	Deficit	Equity
Balance, December 31, 2020	61,117,524	$61,118	$87,684,323	$(69,258,286)	$18,487,155
Stock-based compensation	-	-	320,444	-	320,444
Exercise of employee stock options	623,901	624	958,223	-	958,847
Exercise of warrants	46,900	46	67,490	-	67,536
Net loss	-	-	-	(4,038,344)	(4,038,344)
Balance, March 31, 2021	61,788,325	$61,788	$89,030,480	$(73,296,630)	$15,795,638
Stock-based compensation	-	-	957,558	-	957,558
Sale of common stock, net	481,102	481	621,341	-	621,822
Net loss	-	-	-	(5,223,365)	(5,223,365)
Balance, June 30, 2021	62,269,427	$62,269	$90,609,379	$(78,519,995)	$12,151,653

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Statements of Cash Flows

(unaudited)

	For The Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,986,741)	$(9,261,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,044	72,864
Stock-based compensation	891,379	1,278,002
Amortization of debt discount	8,350	23,339
Amortization of debt issuance costs	373	1,035
Discount on investments	36,687	(1,961)
Changes in operating assets and liabilities:
Vendor receviable	173,499	-
Prepaid expenses and other current assets	(540,753)	(632,156)
Accounts payable	(63,388)	1,130,810
Accrued liabilities	(119,354)	(955,720)
Accrued payroll and other compensation	(395,742)	(121,518)
Net cash used in operating activities	(5,930,646)	(8,467,014)

Cash flows from investing activities:
Purchases of property and equipment	-	(6,398)
Payment for security deposit	(6,976)	(2,217)
Purchases of investments	(34,140,000)	(18,251,000)
Proceeds from redemptions of investments	38,138,000	24,152,000
Net cash provided by investing activities	3,991,024	5,892,385

Cash flows from financing activities:
Proceeds from the At-the-Market Offering, net	200,624	621,822
Proceeds from exercise of warrants	-	67,536
Repayment of promissory notes	(375,000)	(365,000)
Proceeds from exercise of employee stock options	-	958,847
Net cash (used in) provided by financing activities	(174,376)	1,283,205

Net decrease in cash and cash equivalents	(2,113,998)	(1,291,424)
Cash and cash equivalents at beginning of period	4,992,145	2,894,575
Cash and cash equivalents at end of period	$2,878,147	$1,603,151

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$1,332
Cash paid for interest	$114,411	$89,908

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

The Company is monitoring the COVID-19 pandemic, which continues to rapidly evolve, and has taken steps to mitigate the potential impacts on its business. The extent to which the pandemic may impact the Company’s business, preclinical studies and its clinical trial will depend on future developments, which are highly uncertain and cannot be predicted with confidence. The Company has modified its business practices by restricting nonessential travel, implementing a partial work from home policy for its employees and instituting safety protocols for its lab to enable essential on-site work to continue. The Company expects to continue to take actions that are in the best interests of its employees and business partners. Due to the uncertainty surrounding the pandemic, the Company’s visibility into the duration of these actions is limited.

The unaudited interim condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by U.S. GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K (the “2021 Form 10-K”), filed with the SEC on March 29, 2022. The interim unaudited condensed financial statements should be read in conjunction with those audited financial statements included in the 2021 Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six month periods ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any other period.

Note 2 – Liquidity and Management’s Plans

As of June 30, 2022, the Company had working capital and stockholders’ equity of $20.4 million and $20.7 million, respectively. During the six months ended June 30, 2022, the Company incurred a net loss of $6.0 million and utilized cash of $5.9 million in its operating activities. Based on the cash and investments on hand as of June 30, 2022 of approximately $20.1 million, current budget assumptions and projected cash burn, the Company believes that it has sufficient capital to meet its operating expenses and obligations for the next twelve months from the date of this filing.  However, if unanticipated difficulties or circumstances arise, the Company may require additional capital sooner to support its operations. If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail its research and development activities and/or other operations until such time as additional capital becomes available. Such limitation of the Company’s activities would allow it to slow its rate of spending and extend its use of cash until additional capital is raised. There can be no assurance that such a plan would be successful. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain such financing on reasonable terms.

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

Investments

Investments as of June 30, 2022 and December 31, 2021 consist of U.S. Treasury Bills, which are classified as held-to-maturity, totaling $17.2 million and $21.3 million, respectively. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. All of the Company’s U.S. Treasury Bills mature within the subsequent twelve months from the date of purchase. Unrealized gains and losses were de minimus. As of June 30, 2022 and December 31, 2021, the carrying value of the Company’s U.S. Treasury Bills approximates their fair value due to their short-term maturities.

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

The Company assesses classification of its common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets, liabilities and equity is required.  The Company’s free-standing derivatives consist of warrants to purchase common stock that were issued in connection with its notes payable and a private offering. The Company evaluated these warrants to assess their proper classification using the applicable criteria enumerated under U.S. GAAP and determined that the common stock purchase warrants meet the criteria for equity classification in the accompanying balance sheets as of June 30, 2022 and December 31, 2021.

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

The weighted-average Black-Scholes assumptions are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Expected life	N/A	6.25 years	6.25 years	6.25 years
Risk free interest rate	N/A	1.06%	1.47%	1.06%
Expected volatility	N/A	91%	92%	91%
Expected dividend yield	N/A	0%	0%	0%
Forfeiture rate	N/A	0%	0%	0%

As of June 30, 2022, total unrecognized stock option compensation expense was $5.0 million, which will be recognized as those options vest over a period of approximately four years. The amount of future stock option compensation expense could be affected by any future option grants or by any option holders leaving the Company before their grants are fully vested.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

Net Loss Per Share of Common Stock

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net earnings per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.  Potentially dilutive securities are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive and consist of the following as of June 30, 2022 and 2021:

	As of June 30,
	2022	2021
Options	9,776,252	10,944,413
Warrants	35,475,075	19,368,918
Totals	45,251,327	30,313,331

Recent Accounting Pronouncements

There were no recently issued accounting standards not yet adopted which would have a material effect on the Company’s consolidated financial statements or related disclosures.

Note 4 - Commitments and Contingencies

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

Rent expense was $0.1 million for each of the three-month periods ended June 30, 2022 and 2021. Rent expense was $0.2 million for each of the six-month periods ended June 30, 2022 and 2021.

Note 5 - Stockholders’ Equity

Authorized Capital

The Company has authorized the issuance and sale of up to 185.0 million shares of stock, consisting of 180.0 million shares of common stock having a par value of $0.001 and 5.0 million shares of Preferred Stock having a par value of $0.001 per share. As of June 30, 2022 and December 31, 2021, there were no shares of Preferred Stock outstanding and there were no declared but unpaid dividends or undeclared dividend arrearages on any shares of the Company’s capital stock.

At the Company’s annual meeting of stockholders in June 2022, the stockholders approved an amendment to the Company’s certificate of incorporation to effect a reverse stock split by a ratio not to exceed 1:30, with the exact ratio to be set by the Company’s board of directors in its sole discretion, and approved an amendment to the Company’s certificate of incorporation to effectively increase the number of authorized shares of common stock of the Company.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 5 - Stockholders’ Equity (continued)

Stock Options

The Company has an incentive stock plan, the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”), and has granted stock options to employees, non-employee directors and consultants from the 2011 Plan. Options granted under the 2011 Plan may be Incentive Stock Options or Non-statutory Stock Options, as determined by the Administrator at the time of grant. As of June 30, 2022, there were 4.4 million shares remaining available for issuance under the 2011 Plan.

During the six months ended June 30, 2022, stock options to purchase 0.4 million shares of common stock were granted at an exercise price of $0.43 per share. The stock options have a term of ten years and are subject to vesting based on continuous service of the awardee over a period of four years. The stock options have an aggregate grant date fair value of $0.1 million.

During the six months ended June 30, 2022, stock options to purchase 1.6 million shares of common stock expired, were cancelled and returned to the option pool for future issuance.

The Company recorded stock-based compensation as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$17,601	$119,627	$46,409	$176,730
General and administrative	417,355	837,931	844,970	1,101,272
Total	$434,956	$957,558	$891,379	$1,278,002

The following table represents stock option activity for the six months ended June 30, 2022:

			Weighted Average
	Stock Options		Exercise Price		Fair Value	Contractual	Aggregate
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Intrinsic Value
Balance – December 31, 2021	10,992,335	6,126,901	$1.71	$1.58	$1.58	6.27	$-
Granted	375,000	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-
Cancelled	(1,591,083)	-	-	-	-	-	-
Balance – June 30, 2022	9,776,252	5,579,545	$1.64	$1.46	$1.46	6.26	$-

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 5 - Stockholders’ Equity (continued)

The following table summarizes information on stock options outstanding and exercisable as of June 30, 2022:

Grant Price		Weighted Average	Total	Number	Weighted Average Remaining
From	To	Exercise Price	Outstanding	Exercisable	Contractual Term
$0.26	$2.02	$1.17	7,923,085	3,830,440	7.65 years
$2.10	$4.60	$2.74	1,410,167	1,306,105	5.71 years
$5.30	$8.86	$6.44	443,000	443,000	5.85 years
		Totals	9,776,252	5,579,545

Warrants

During the six months ended June 30, 2022, warrants to purchase 0.2 million shares of common stock expired and were cancelled.

The following table summarizes information on warrants outstanding as of June 30, 2022:

			Weighted Average
	Warrants		Exercise Price		Fair	Contractual	Aggregate
	Outstanding	Exercisable	Outstanding	Exercisable	Value Vested	Life (Years)	Intrinsic Value
Balance – December 31, 2021	35,634,075	35,629,908	$1.04	$1.04	$0.53	4.38	$-
Granted	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-
Cancelled	(159,000)	-	-	-	-	-	-
Balance – June 30, 2022	35,475,075	35,475,075	$1.03	$1.03	$0.61	3.90	$-

Note 6 – At-the-Market Offering

In May 2020, the Company entered into an At-the-Market Offering Sales Agreement (the “ATM”) with Virtu Americas, LLC as sales agent. During the six months ended June 30, 2022, the Company sold 0.6 million shares of its common stock under the ATM program for proceeds of $0.2 million, net of commissions.

Note 7 – Non-Cash Expenses

The following table details the Company’s non-cash expenses included in the accompanying condensed statements of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Stock-based compensation	$434,956	$957,558	$891,379	$1,278,002
Depreciation & amortization	32,244	36,179	65,044	72,864
Subtotal	$467,200	$993,737	$956,423	$1,350,866

Other expense:
Amortization of debt discount	-	10,407	8,350	23,339
Subtotal	$-	$10,407	$8,350	$23,339

Total non-cash expenses	$467,200	$1,004,144	$964,773	$1,374,205

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 8 – Promissory Notes

During the six months ended June 30, 2022, the Company repaid a promissory note, held by a director of the Company, totaling $0.5 million in principal and interest.

During the six months ended June 30, 2021, the Company paid $0.1 million in principal and interest for two promissory notes that matured.

Note 9 – Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date on which the condensed financial statements were issued require adjustment or disclosure in the Company’s condensed financial statements.

Subsequent to June 30, 2022, the Company granted stock options to purchase a total of 0.2 million shares of the Company’s common stock with an exercise price of $0.197 per share. The stock options have a term of ten years with vesting over a four-year period.

Subsequent to June 30, 2022, the Company issued 168,138 shares of common stock at a price of $0.1488 per share pursuant to its Employee Stock Purchase Plan (the “ESPP”). Two officers of the Company participated in the ESPP.

Subsequent to June 30, 2022, warrants to purchase 130,000 shares of the Company’s common stock expired.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). All references to the second quarter mean the three-month period ended June 30, 2022, and all references to the first six months of 2022 and 2021 mean the six-month periods ended June 30, 2022 and 2021, respectively. Unless the context otherwise requires, “CohBar,” “we,” “us” and “our” refer to CohBar, Inc.

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

Business Overview

We have financed our operations primarily with proceeds from sales of our equity securities, including our initial public offering, private placements of our securities, public sales of our securities and the exercise of outstanding warrants and stock options, as well as through a debt offering. Since our inception through June 30, 2022, our operations have been funded with an aggregate of approximately $97.3 million from the sale and issuance of equity instruments and debt.

Since inception, we have incurred significant operating losses. Our net losses were $6.0 million and $9.3 million for the six months ended June 30, 2022 and 2021, respectively. We incurred $1.0 million and $1.4 million in non-cash expenses during the six months ended June 30, 2022 and 2021, respectively. Our net losses excluding non-cash expenses were $5.0 million and approximately $7.9 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $90.7 million. Although we anticipate incurring expenses consistent with prior periods, our net losses may fluctuate significantly from quarter to quarter and from year to year and are subject to the ongoing COVID-19 pandemic, the timing of our clinical trial expenses and other factors.

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

Our Research Programs

Our research and development programs include activities in support of our continuing evaluation of CB5138-3 in IPF and CB4211 in NASH and obesity, as well as the operation of our platform technology related to the discovery and development of additional novel analogs, evaluation of newly discovered natural sequences, design of novel improved analogs, evaluation of their therapeutic potential and optimization of their characteristics as potential drug development candidates. Depending on factors of capability, cost, efficiency and intellectual property rights, we conduct our research programs at our laboratory facility, or externally, pursuant to contractual arrangements with CROs or under collaborative arrangements with academic institutions.

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

Research and development activities are central to our business model. Most of our potential drug candidates are in early stages of investigational research. Candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase for the foreseeable future as we incur costs related to our IND-enabling studies and potential initial clinical costs for our CB5138-3 program in addition to general program costs and the discovery, evaluation and optimization of novel analogs as potential drug candidates. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control may impact our clinical development programs and plans.

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

	For The Three Months Ended June 30,		Change
	2022	2021	$	%
Operating expenses:
Research and development	$1,186,900	$2,617,675	$(1,430,775)	-55%
General and administrative	1,556,785	2,584,364	(1,027,579)	-40%
Total operating expenses	$2,743,685	$5,202,039	$(2,458,354)	-47%

Comparison of Three Months Ended June 30, 2022 and 2021

Research and development expenses were $1.2 million in the three months ended June 30, 2022 compared to $2.6 million in the prior year period, a decrease of $1.4 million, or 55%. The decrease in research and development expenses was primarily due to a decrease of $0.7 million associated with the timing of our research programs focused on continuing the development of our peptides and a $0.7 million decrease in clinical trial costs due to the timing of those expenses.

General and administrative expenses were $1.6 million in the three months ended June 30, 2022 compared to $2.6 million in the prior year period, a decrease of $1.0 million, or 40%. The decrease in general and administrative expenses was primarily due to a $0.9 million decrease in compensation costs and stock-based compensation costs primarily related to the departure of our former CEO in the prior year period.

	For The Six Months Ended June 30,		Change
	2022	2021	$	%
Operating expenses:
Research and development	$2,693,208	$5,272,447	$(2,579,239)	-49%
General and administrative	3,301,703	3,943,043	(641,340)	-16%
Total operating expenses	$5,994,911	$9,215,490	$(3,220,579)	-35%

Comparison of Six Months Ended June 30, 2022 and 2021

Research and development expenses were $2.7 million in the six months ended June 30, 2022 compared to $5.3 million in the prior year period, a decrease of $2.6 million, or 49%. The decrease in research and development expenses was primarily due to a decrease of $1.6 million associated with the timing of our research programs focused on continuing the development of our peptides and a $1.0 million decrease in clinical trial costs due to the timing of those expenses. Though we expect research and development expenses to increase in the coming quarters as we incur the costs of the IND-enabling activities and clinical trial for CB5138-3, and continue evaluating and optimizing other potential drug candidates, the extent of that increase is unknown at this time and subject to change based on successful outcomes of our studies, the amount of capital available to us and the uncertainties related to the COVID-19 pandemic.

General and administrative expenses were $3.3 million in the six months ended June 30, 2022 compared to $3.9 million in the prior year period, a decrease of $0.6 million, or 16%. The decrease in general and administrative expenses was primarily due to $0.6 million decrease in compensation costs and stock-based compensation costs primarily due to the departure of our former CEO in the prior year period.

Liquidity and Capital Resources

As of June 30, 2022, we had cash, cash equivalents and investments totaling $20.1 million. We maintain our cash in a checking and savings account on deposit with a banking institution in the United States.

On May 27, 2020, we entered into an At-the-Market Offering Sales Agreement (the “ATM”) with Virtu Americas, LLC, as sales agent. In connection with the ATM, we filed a prospectus supplement on March 29, 2022, pursuant to which we may currently sell shares of common stock with an aggregate offering price of up to $5.0 million.

During the six months ended June 30, 2022, we sold 0.6 million shares of our common stock under our ATM program for proceeds of $0.2 million, net of commissions.

As of June 30, 2022, we had working capital and stockholders’ equity of $20.4 million and $20.7 million, respectively. During the six months ended June 30, 2022, we incurred a net loss of $6.0 million. Based on cash and investments on hand as of June 30, 2022 of approximately $20.1 million and our projected cash burn, we believe that we have sufficient capital to meet our operating expenses and obligations for the next twelve months from the date of this filing.  However, if unanticipated difficulties or circumstances arise, we may require additional capital sooner to support our operations. If we are unable to raise additional capital whenever necessary, we may be forced to decelerate or curtail our research and development activities and/or other operations until such time as additional capital becomes available. Such limitation of our activities would allow us to slow our rate of spending and extend our use of cash until additional capital is raised. There can be no assurance that such a plan would be successful. There is no assurance that additional financing will be available when needed or that we will be able to obtain such financing on reasonable terms.

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 and 2021 was $5.9 million and $8.5 million, respectively. The cash used in operations for the six months ended June 30, 2022 was primarily due to our reported net loss of $6.0 million. The cash used in operations for the six months ended June 30, 2021 was primarily due to our reported net loss of $9.3 million, partially offset by an increase in accounts payable of $1.1 million due to the timing of invoices received during the quarter.

Cash Flows from Investing Activities

Net cash provided by investing activities was $4.0 million in the six months ended June 30, 2022 and was primarily due to the redemptions of investments during the period. Net cash provided by investing activities was $5.9 million in the six months ended June 30, 2021 and was primarily due to the redemptions of investments during the period.

Cash Flows from Financing Activities

Net cash used in and provided by financing activities in the six months ended June 30, 2022 and 2021 was $0.2 million and $1.3 million, respectively. Cash used in financing activities in the six months ended June 30, 2022 was due to the repayment of promissory notes partially offset by the proceeds received from sales under our ATM program. Cash provided by financing activities in the six months ended June 30, 2021 was due to proceeds received from the sales of common stock under our ATM program and the exercise of stock options and warrants partially offset by the repayment of promissory notes.

Contractual Obligations

We are a party to (i) a lease agreement for laboratory space leased on a month-to month basis that is part of a shared facility in Menlo Park, California and (ii) a one-year lease agreement for office space in Fairfield, New Jersey, which expires in September 2022.

Rent expense was $0.1 million for each of the three-month periods ended June 30, 2022 and 2021. Rent expense was $0.2 million for each of the six-month periods ended June 30, 2022 and 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Summary of Risk Factors

An investment in our common stock involves various risks, and prospective investors are urged to carefully consider the matters discussed in the section titled “Risk Factors” prior to making an investment in our common stock. These risks include, but are not limited to, the following:

●	we are an early-stage biotechnology company and may never be able to successfully develop marketable products or generate any revenue. We have a limited relevant operating history upon which an evaluation of our performance and prospects can be made. There is no assurance that our future operations will result in profits. If we cannot generate sufficient revenues, we may suspend or cease operations;

●	we have had a history of losses and no revenue;

●	the outbreak of SARS-CoV-2, which causes COVID-19, and the ongoing COVID-19 pandemic, could adversely impact our business, including our clinical trials and preclinical studies;

●	if we fail to demonstrate efficacy or safety in our research and clinical trials, our future business prospects, financial condition and operating results will be materially adversely affected;

●	if any future clinical trials are delayed, suspended or terminated, we may be unable to develop our product candidates on a timely basis, which would adversely affect our ability to obtain regulatory approvals, increase our development costs and delay or prevent commercialization of any approved products;

●	if we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed and, as a result, our stock price may decline;

●	our future success depends on key members of our scientific team and our ability to attract, retain and motivate qualified personnel;

●	we may seek to establish development and commercialization collaborations, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans;

●	we may not be successful in our efforts to identify or discover potential drug development candidates;

●	we may not be successful in our efforts to develop commercially viable formulations for our product candidates;

●	our research and development plans will require substantial additional future funding which could impact our operational and financial condition. Without the required additional funds, we will likely cease operations;

●	even if we are able to develop our potential drugs, we may not be able to obtain regulatory approval, or if approved, we may not be able to generate significant revenues or successfully commercialize our products, which will adversely affect our financial results and financial condition, and we will have to delay or terminate some or all of our research and development plans, which may force us to cease operations;

●	if we do not maintain the support of qualified scientific collaborators, our revenue, growth and profitability will likely be limited, which would have a material adverse effect on our business;

●	we expect to rely on third parties to conduct our clinical trials and some aspects of our research and preclinical testing. These third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or preclinical testing;

●	we contract with third parties for the manufacture of our peptide materials for research and preclinical testing and expect to continue to do so for any future product candidate advanced to clinical trials and commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our research peptide materials, product candidates or medicines, or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our research, development or commercialization efforts;

●	we may not be able to develop drug candidates, market or generate sales of our products to the extent anticipated. Our business may fail, and investors could lose all of their investment in our Company;

●	interim and preliminary or topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data;

●	we expect to expand our drug development and regulatory capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations; and

●	the use of any of our products in clinical trials may expose us to liability claims, which may cost us significant amounts of money to defend against or pay out, causing our business to suffer.

We operate in an environment that involves a number of risks and uncertainties. The risks and uncertainties described in this Quarterly Report on Form 10-Q are not the only risks and uncertainties that we face. Additional risks and uncertainties that presently are not considered material or are not known to us, and therefore are not mentioned herein, may impair our business operations. If any of the risks described in this Quarterly Report on Form 10-Q actually occur, our business, operating results and financial position could be adversely affected.

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

The outbreak of SARS-CoV-2, which causes COVID-19, and the ongoing COVID-19 pandemic, could adversely impact our business, including our clinical trials and preclinical studies.

Public health crises such as pandemics or similar outbreaks could adversely impact our business.  In response to the global COVID-19 pandemic, we have modified our business practices by restricting nonessential travel, implementing a partial work from home policy for our employees and instituting safety protocols for our lab to enable essential on-site work to continue. We continue to monitor the impact of COVID-19 on ongoing activities at our external research and development partner sites.

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

As a result of the COVID-19 outbreak, or similar pandemics, we may experience disruptions that could severely impact our business, clinical trials and preclinical studies, including:

●	delays or difficulties in recruiting, enrolling and retaining patients in our clinical trials;

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

●	disruptions in the supply chain and the manufacture or shipment of both drug substance and finished drug product for our product candidates for preclinical testing and clinical trials;

●	delays in the ability to initiate certain preclinical studies in a timely fashion due to shortages in the availability of suitable animals for such studies;

●	delays or disruptions in non-clinical experiments and investigational new drug application-enabling good laboratory practice standard toxicology studies due to unforeseen circumstances in the supply chain;

●	increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, being forced to quarantine or not accepting home health visits;

●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;

●	interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact approval timelines;

●	limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or mass transit disruptions;

●	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems; and

●	reduced ability to engage with the medical, investor and partnering communities due to the cancellation of conferences scheduled throughout the year.

In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic and the resulting impact on economic activity, including rising interest rates and inflation. As COVID-19 transitions from a pandemic to an endemic disease, we are uncertain about its ongoing effect on both domestic and worldwide economic activity, which may continue to be unpredictable. As a result, we may face difficulties raising capital through sales of our common stock or other equity-linked securities, and any such sales may be on unfavorable terms to us and potentially dilutive to existing stockholders.

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

Although there are no currently approved therapies for the treatment of NASH, there are numerous therapies in development, including those in clinical trials that are more advanced than ours. Additionally, there are numerous therapies currently marketed to treat IPF, diabetes, cancer, and other diseases for which our potential product candidates may be indicated. These therapies are varied in their design, therapeutic application and mechanism of action and may provide significant competition for any of our product candidates for which we obtain market approval. New products may also become available that provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain market approval. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more conveniently administered (i.e., are administered via methods other than subcutaneous injection) or stored or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers’ or other third-party payers’ reimbursement polices seeking to encourage the use of existing products that are generic or are otherwise less expensive to provide.

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

Our product candidates and the activities associated with their development and potential commercialization, including their testing, manufacturing, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other U.S. and international regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, including current cGMP, quality control, quality assurance and corresponding maintenance of records and documents, including periodic inspections by the FDA and other regulatory authorities and requirements regarding the distribution of samples to providers and recordkeeping.

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

The market price of our common stock has been and is likely to continue to be volatile. The stock market in general, and the market for biotechnology companies in particular has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

●	results of preclinical studies or clinical trials of our product candidates or those of our competitors:

●	unanticipated or serious safety concerns related to the use of any of our product candidates;

●	challenges in developing commercially viable formulations for our product candidates;

●	adverse regulatory decisions, including failure to receive regulatory approval for any of our product candidates;

●	the success of competitive drugs or technologies;

●	regulatory or legal developments in the United States and other countries applicable to our product candidates;

●	the size and growth of our prospective patient populations;

●	developments concerning our collaborators, our external manufacturers or in-house manufacturing capabilities;

●	inability to obtain adequate product supply for any product candidate for preclinical studies, clinical trials or future commercial sale or inability to do so at acceptable prices;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	the recruitment or departure of key personnel;

●	the level of expenses related to any of our product candidates or clinical development programs;

●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or drugs;

●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts or publications of research reports about us or our industry;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	changes in the structure of healthcare payment systems;

●	market conditions in the biotechnology sector;

●	our cash position or the announcement or expectation of additional financing efforts;

●	the impact of inflation, including wage inflation;

●	general economic, industry and market conditions; and

●	other factors, including those described in this “Risk Factors” section, many of which are beyond our control.

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

On May 10, 2022, Nasdaq notified us that we did not regain compliance by May 9, 2022, but that Nasdaq had granted us an additional 180 day period to regain compliance because we met the continued listing requirement for market value of publicly held shares and all other applicable Nasdaq listing requirements (other than the minimum closing bid price requirement) and we provided written notice to Nasdaq of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. Pursuant to the May 10, 2022 letter from Nasdaq and additional grace period granted thereby, we now have until November 7, 2022 to regain compliance with Nasdaq’s $1.00 minimum bid requirement. At our 2022 annual meeting of stockholders held on June 15, 2022, our stockholders approved, among other things, an amendment to our certificate of incorporation to effect a reverse stock split by a ratio not to exceed 1-for-30. Our board of directors may effect such amendment and reverse stock split, in its sole discretion and at a ratio set at its sole discretion, at any time prior to our annual meeting of stockholders in 2023 and intends to effect the amendment and reverse stock split prior to November 7, 2022.

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

We are also subject to more stringent state law requirements. For example, under California law Senate Bill 826 (“SB 826”) we were required to have at least three female directors on our board of directors and under California law Assembly Bill 979 (“AB 979”) we were required to have one director from an “underrepresented community” starting December 31, 2021, and will be required to have two additional directors from an “underrepresented community” starting December 31, 2022. A director from an “underrepresented community” means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. On April 1, 2022, the Los Angeles Superior Court declared AB 979 unconstitutional and on May 13, 2022, declared SB 826 unconstitutional. Although it is unclear whether these decisions may be appealed, the State of California is currently precluded from enforcing AB 979 and SB 826. However, in the event these decisions are appealed and the requirements are enforceable, if we fail to comply with either of these requirements, we could be fined by the California Secretary of State, our reputation may be adversely affected and certain investors may divest their holdings in our common stock.

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

Date: August 15, 2022	By:	/s/ Jeffrey F. Biunno
Jeffrey F. Biunno
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)