Form 10-Q
period 2022-09-30
CohBar, Inc.
filed 2022-11-08
CIK 1522602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, the registrant had outstanding 2,906,926 shares of common stock.

COHBAR, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CohBar, Inc.

Condensed Balance Sheets

	As of
	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,211,379	$4,992,145
Investments	14,128,120	21,253,866
Vendor receivable	-	173,499
Prepaid expenses and other current assets	683,359	527,380
Total current assets	19,022,858	26,946,890
Property and equipment, net	174,773	260,612
Intangible assets, net	18,389	19,309
Other assets	76,596	69,620
Total assets	$19,292,616	$27,296,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$257,317	$371,993
Accrued liabilities	92,487	196,020
Accrued payroll and other compensation	196,695	754,314
Note payable, net of debt discount and offering costs of $0 and $8,723 as of September 30, 2022 and December 31, 2021, respectively	-	366,277
Total liabilities	546,499	1,688,604

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized 5,000,000 shares; No shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.001 par value, Authorized 12,000,000 shares; Issued and outstanding 2,906,926 shares as of September 30, 2022 and 2,877,985 as of December 31, 2021	2,907	2,878
Additional paid-in capital	111,855,921	110,339,011
Accumulated deficit	(93,112,711)	(84,734,062)
Total stockholders’ equity	18,746,117	25,607,827
Total liabilities and stockholders’ equity	$19,292,616	$27,296,431

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Condensed Statements of Operations

(unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues	$-	$-	$-	$-

Operating expenses:
Research and development	1,037,111	1,634,063	3,730,319	6,906,510
General and administrative	1,433,699	1,777,000	4,735,402	5,720,043
Total operating expenses	2,470,810	3,411,063	8,465,721	12,626,553
Operating loss	(2,470,810)	(3,411,063)	(8,465,721)	(12,626,553)

Other income (expense):
Interest income	78,902	1,226	97,274	4,366
Interest expense	-	(7,562)	(1,479)	(32,547)
Amortization of debt discount and offering costs	-	(4,359)	(8,723)	(28,733)
Total other income (expense)	78,902	(10,695)	87,072	(56,914)
Net loss	$(2,391,908)	$(3,421,758)	$(8,378,649)	$(12,683,467)
Basic and diluted net loss per share	$(0.82)	$(1.61)	$(2.90)	$(6.09)
Weighted average common shares outstanding - basic and diluted	2,903,403	2,129,686	2,890,723	2,081,318

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Statements of Changes in Stockholders’ Equity

(unaudited)

	Three and Nine Month Periods Ended September 30, 2022
			Additional		Total
	Common Stock		Paid-in-	Accumulated	Stockholders’
	Number	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	2,877,986	$2,878	$110,339,011	$(84,734,062)	$25,607,827
Stock-based compensation	-	-	456,423	-	456,423
Sale of common stock in ATM, net	21,404	21	200,603	-	200,624
Net loss	-	-	-	(3,261,773)	(3,261,773)
Balance, March 31, 2022	2,899,390	$2,899	$110,996,037	$(87,995,835)	$23,003,101
Stock-based compensation	-	-	434,956	-	434,956
Net loss	-	-	-	(2,724,968)	(2,724,968)
Balance, June 30, 2022	2,899,390	$2,899	$111,430,993	$(90,720,803)	$20,713,089
Stock-based compensation	-	-	390,062	-	390,062
Issuance of common stock for ESPP plan	5,604	6	25,019	-	25,025
Sale of common stock in ATM, net	1,948	2	9,915	-	9,917
Payout for fractional shares retired as a result of reverse stock split 1:30	(16)	-	(68)	-	(68)
Net loss	-	-	-	(2,391,908)	(2,391,908)
Balance, September 30, 2022	2,906,926	$2,907	$111,855,921	$(93,112,711)	$18,746,117

	Three and Nine Month Periods Ended September 30, 2021
			Additional		Total
	Common Stock		Paid-in-	Accumulated	Stockholders’
	Number	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	2,037,251	$2,038	$87,743,403	$(69,258,286)	$18,487,155
Stock-based compensation	-	-	320,444	-	320,444
Exercise of employee stock options	20,797	21	958,826	-	958,847
Exercise of warrants	1,563	2	67,534	-	67,536
Net loss	-	-	-	(4,038,344)	(4,038,344)
Balance, March 31, 2021	2,059,611	$2,061	$89,090,207	$(73,296,630)	$15,795,638
Stock-based compensation	-	-	957,558	-	957,558
Sale of common stock, net	16,037	16	621,806	-	621,822
Net loss	-	-	-	(5,223,365)	(5,223,365)
Balance, June 30, 2021	2,075,648	$2,077	$90,669,571	$(78,519,995)	$12,151,653
Stock-based compensation	-	-	681,835	-	681,835
Issuance of common stock for ESPP plan	589	1	16,813	-	16,814
Exercise of employee stock options	5,333	5	157,295	-	157,300
Exercise of warrants	46,804	47	2,021,893	-	2,021,940
Sale of common stock, net	39,226	39	2,262,925	-	2,262,964
Net loss	-	-	-	(3,421,758)	(3,421,758)
Balance, September 30, 2021	2,167,600	$2,169	$95,810,332	$(81,941,753)	$13,870,748

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Condensed Statements of Cash Flows

(unaudited)

	For The Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(8,378,649)	$(12,683,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86,759	107,735
Stock-based compensation	1,281,441	1,959,837
Amortization of debt discount	8,350	27,513
Amortization of debt issuance costs	373	1,220
Discount on investments	40,746	(2,501)
Changes in operating assets and liabilities:
Vendor receivable	173,499	-
Prepaid expenses and other current assets	(155,979)	(396,615)
Accounts payable	(114,676)	579,329
Accrued liabilities	(103,533)	(986,129)
Accrued payroll and other compensation	(557,619)	(340,345)
Net cash used in operating activities	(7,719,288)	(11,733,423)

Cash flows from investing activities:
Purchases of property and equipment	-	(6,398)
Patent costs	-	(2,359)
Payment for security deposit	(6,976)	(2,217)
Purchases of investments	(46,810,000)	(22,345,994)
Proceeds from redemptions of investments	53,895,000	34,634,000
Net cash provided by investing activities	7,078,024	12,277,032

Cash flows from financing activities:
Proceeds from ESPP plan	25,025	16,814
Proceeds from the At-the-Market Offering, net	210,541	2,884,786
Proceeds from exercise of warrants	-	2,089,476
Repayment of promissory notes	(375,000)	(365,000)
Proceeds from exercise of employee stock options	-	1,116,147
Reverse Stock Split Fractional Share Payout	(68)	-
Net cash (used in) provided by financing activities	(139,502)	5,742,223

Net decrease in cash and cash equivalents	(780,766)	6,285,832
Cash and cash equivalents at beginning of period	4,992,145	2,894,575
Cash and cash equivalents at end of period	$4,211,379	$9,180,407

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$1,332
Cash paid for interest	$114,411	$89,908

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

The unaudited interim condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by U.S. GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K (the “2021 Form 10-K”), filed with the SEC on March 29, 2022. The interim unaudited condensed financial statements should be read in conjunction with those audited financial statements included in the 2021 Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine month periods ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any other period.

Note 2 – Liquidity and Management’s Plans

Pursuant to the requirements of Accounting Standard Codification (“ASC”) 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

As of September 30, 2022, the Company had working capital and stockholders’ equity of $18.5 million and $18.7 million, respectively. During the nine months ended September 30, 2022, the Company incurred a net loss of $8.4 million and utilized cash of $7.7 million in its operating activities. Based on the cash and investments on hand as of September 30, 2022 of approximately $18.3 million, current budget assumptions and projected cash burn, the Company believes that it has sufficient capital to meet its operating expenses and obligations for the next twelve months from the date of this filing but it anticipates it will be dependent on additional investment capital to fund its operating expenses in subsequent quarters.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 2 – Liquidity and Management’s Plans (continued)

Future capital requirements will depend on many factors, including the timing of spending on research and development, potential success of the Company’s research and development efforts, the sentiment of the capital markets at the time capital is required or pursued, amongst other things.

If unanticipated difficulties or circumstances arise, the Company may require additional capital sooner to support its operations.  If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail its research and development activities and/or other operations until such time as additional capital becomes available. Such limitation of the Company’s activities would allow it to slow its rate of spending and extend its use of cash until additional capital is raised.  There can be no assurance that such a plan would be successful.  There is no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all.

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

Reverse Stock Split

On September 23, 2022, the Company effected a reverse stock split of its Common Stock at a ratio of 1-for-30. No fractional shares were issued in connection with the reverse stock split. Stockholders of record who would have otherwise been entitled to receive a fractional share received a cash payment in lieu thereof. All information presented in the accompanying unaudited condensed consolidated financial statements, unless otherwise indicated herein, reflects a 1-for-30 reverse stock split of the Company’s outstanding shares of Common Stock, and unless otherwise indicated, all such amounts and corresponding conversion price or exercise price data set forth herein have been adjusted to give effect to such reverse stock split.

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

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

Investments

Investments as of September 30, 2022 and December 31, 2021 consist of U.S. Treasury Bills, which are classified as held-to-maturity, totaling $14.1 million and $21.3 million, respectively. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. All of the Company’s U.S. Treasury Bills mature within the subsequent twelve months from the date of purchase. Unrealized gains and losses were de minimus. As of September 30, 2022 and December 31, 2021, the carrying value of the Company’s U.S. Treasury Bills approximates their fair value due to their short-term maturities.

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

The Company assesses classification of its common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets, liabilities and equity is required.  The Company’s free-standing derivatives consist of warrants to purchase common stock that were issued in connection with its notes payable and a private offering. The Company evaluated these warrants to assess their proper classification using the applicable criteria enumerated under U.S. GAAP and determined that the common stock purchase warrants meet the criteria for equity classification in the accompanying balance sheets as of September 30, 2022 and December 31, 2021.

Share-Based Payment

The Company accounts for share-based payments using the fair value method. For employees and directors, the fair value of the award is measured, as discussed below, on the grant date. For non-employees, fair value is generally valued based on the fair value of the services provided or the fair value of the equity instruments on the measurement date, whichever is more readily determinable. The Company accounts for performance-based share payments by measuring the fair value of the grant when the performance criteria are deemed probable and recognizing the associated expense at that time. The Company has granted stock options at exercise prices equal to the closing price of the Company’s common stock as reported by The Nasdaq Capital Market, with input from management on the date of grant. Upon exercise of an option or warrant, the Company issues new shares of common stock out of its authorized shares.

The weighted-average fair value of options and warrants has been estimated on the grant date or measurement date using the Black-Scholes pricing model. The fair value of each instrument is estimated on the grant date or measurement date utilizing certain assumptions for a risk-free interest rate, volatility and expected remaining lives of the awards. The risk-free interest rate used is the United States Treasury rate for the day of the grant having a term equal to the life of the equity instrument. The volatility percentage used was derived from the Company’s share price equal to the expected term of the option grant. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

The weighted-average Black-Scholes assumptions are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Expected life	6.25 years	6.25 years	6.25 years	6.25 years
Risk free interest rate	3.06%	0.91%	2.03%	1.05%
Expected volatility	92%	91%	92%	91%
Expected dividend yield	0%	0%	0%	0%
Forfeiture rate	0%	0%	0%	0%

As of September 30, 2022, total unrecognized stock option compensation expense was $4.6 million, which will be recognized as those options vest over a period of approximately four years. The amount of future stock option compensation expense could be affected by any future option grants or by any option holders leaving the Company before their grants are fully vested.

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

	As of September 30,
	2022	2021
Options	332,551	372,154
Warrants	1,178,169	493,358
Totals	1,510,720	865,512

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

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 4 - Commitments and Contingencies (continued)

Operating Leases

The Company is a party to (i) a lease agreement for laboratory space leased on a month-to month basis that is part of a shared facility in Menlo Park, California and (ii) a one-year lease agreement for office space in Fairfield, New Jersey, which expires in September 2023.

Rent expense was $0.1 million for each of the three-month periods ended September 30, 2022 and 2021. Rent expense was $0.3 million for each of the nine-month periods ended September 30, 2022 and 2021.

Note 5 - Stockholders’ Equity

Authorized Capital

The Company has authorized the issuance and sale of up to 17.0 million shares of stock, consisting of 12.0 million shares of common stock having a par value of $0.001 and 5.0 million shares of Preferred Stock having a par value of $0.001 per share. As of September 30, 2022 and December 31, 2021, there were no shares of Preferred Stock outstanding and there were no declared but unpaid dividends or undeclared dividend arrearages on any shares of the Company’s capital stock.

Stock Options

The Company has an incentive stock plan, the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”), and has granted stock options to employees, non-employee directors and consultants from the 2011 Plan. Options granted under the 2011 Plan may be Incentive Stock Options or Non-statutory Stock Options, as determined by the Administrator at the time of grant. As of September 30, 2022, there were 0.1 million shares remaining available for issuance under the 2011 Plan.

During the nine months ended September 30, 2022, stock options to purchase 19.4 thousand shares of common stock were granted at a weighted average exercise price of $10.42 per share. The stock options have a term of ten years and are subject to vesting based on continuous service of the awardee over a period of four years. The stock options have an aggregate grant date fair value of $0.2 million.

During the nine months ended September 30, 2022, stock options to purchase 53.2 thousand shares of common stock with a weighted average exercise price of $56.39 expired, were cancelled and returned to the option pool for future issuance.

The Company recorded stock-based compensation as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$17,639	$23,362	$64,048	$200,092
General and administrative	372,423	658,473	1,217,393	1,759,745
Total	$390,062	$681,835	$1,281,441	$1,959,837

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 5 - Stockholders’ Equity (continued)

The following table represents stock option activity for the nine months ended September 30, 2022:

			Weighted Average
	Stock Options		Exercise Price		Fair Value	Contractual	Aggregate
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Intrinsic Value
Balance – December 31, 2021	366,411	204,230	$51.30	$47.40	$47.40	6.27	$-
Granted	19,367	278	10.42	10.42	4.53	6.27	-
Exercised	-	-	-	-	-	-	-
Cancelled	(53,227)	-	-	-	-	-	-
Balance – September 30, 2022	332,551	197,585	$49.08	$43.12	$43.12	6.27	$-

The following table summarizes information on stock options outstanding and exercisable as of September 30, 2022:

Grant Price		Weighted Average	Total	Number	Weighted Average Remaining Contractual
From	To	Exercise Price	Outstanding	Exercisable	Term
$6.00	$60.60	$34.41	270,963	138,680	7.46 years
$63.00	$138.00	$82.13	46,821	44,138	5.46 years
$159.00	$265.80	$193.28	14,767	14,767	5.60 years
		Totals	332,551	197,585

Warrants

During the nine months ended September 30, 2022, 9.6 thousand warrants to purchase 9.6 thousand shares of common stock at a weighted average exercise price of $114.33 expired and were cancelled.

The following table summarizes information on warrants outstanding and exercisable as of September 30, 2022:

			Weighted Average
	Warrants		Exercise Price		Fair Value	Contractual	Aggregate
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Intrinsic Value
Balance – December 31, 2021	1,187,803	1,187,664	$31.35	$31.35	$15.90	4.38	$-
Granted	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-
Cancelled	(9,634)	-	-	-	-	-	-
Balance – September 30, 2022	1,178,169	1,178,169	$30.67	$30.67	$17.83	3.66	$-

Note 6 - Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) in which it purchases shares with the amounts accumulated during the offering period from employee directed payroll deferrals. Purchases of the Company’s common stock are equal to 85% of the closing market price of its common stock on the first day or last day of the offering period, whichever is lower. During the nine months ended September 30, 2022, 5.6 thousand shares were issued under the ESPP for $25.0 thousand of employee compensation deferrals. As of September 30, 2022, 10.5 thousand shares are available for future issuance under the ESPP.

Note 7 – At-the-Market Offering

In May 2020, the Company entered into an At-the-Market Offering Sales Agreement (the “ATM”) with Virtu Americas, LLC as sales agent. During the nine months ended September 30, 2022, the Company sold 23.4 thousand shares of its common stock under the ATM program for proceeds of $0.2 million, net of commissions. As of September 30, 2022, a balance of approximately $5.0 million remains in the Company’s ATM program.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 8 – Non-Cash Expenses

The following table details the Company’s non-cash expenses included in the accompanying condensed statements of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Stock-based compensation	$390,062	$681,835	$1,281,441	$1,959,837
Depreciation & amortization	21,716	34,594	86,759	107,735
Subtotal	$411,778	$716,429	$1,368,200	$2,067,572

Other expense:
Amortization of debt discount	-	4,174	8,350	27,512
Subtotal	$-	$4,174	$8,350	$27,512

Total non-cash expenses	$411,778	$720,603	$1,376,550	$2,095,084

Note 9 – Promissory Notes

During the nine months ended September 30, 2022, the Company repaid a promissory note, held by a director of the Company, totaling $0.5 million in principal and interest.

During the nine months ended September 30, 2021, the Company paid $0.1 million in principal and interest for two promissory notes that matured.

Note 10 – Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date on which the condensed financial statements were issued require adjustment or disclosure in the Company’s condensed financial statements.

Subsequent to September 30, 2022, the Company negotiated a buyout of a previously issued purchase order.  The buyout, in the amount of approximately $1.2 million, related to materials and manufacturing services that were expected to be delivered in the quarter ending December 31, 2022.  A portion of the buyout relates to raw materials that could be used at a later date, the timing of which is not determinable at this time. The Company will recognize the $1.2 million charge on the aforementioned buyout during the quarter ending December 31, 2022.

Subsequent to September 30, 2022, the Company sold unused equipment for net proceeds of approximately $0.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). All references to the third quarter mean the three-month period ended September 30, 2022, and all references to the first nine months of 2022 and 2021 mean the nine-month periods ended September 30, 2022 and 2021, respectively. Unless the context otherwise requires, “CohBar,” “we,” “us” and “our” refer to CohBar, Inc.

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

Our Programs

●	CB5138-3: In 2021, we nominated our second clinical candidate, CB5138-3, a first-in-class therapeutic under development for the treatment of idiopathic pulmonary fibrosis and other fibrotic diseases. Our CB5138-3 product candidate has shown positive preclinical results, with significant anti-fibrotic and anti-inflammatory properties in models of IPF. In addition, we believe CB5138-3 has the potential to provide a better safety profile than currently approved IPF drugs, which are poorly tolerated with significant gastrointestinal and/or skin toxicity. This program is currently in IND-enabling studies. We have been working to improve the formulation to address injection site reactions seen in earlier toxicology studies. We plan to file an Investigational New Drug (“IND”) Application in the second half of 2023, dependent on identifying a suitable formulation. We expect to begin a first-in-human study shortly thereafter, subject to availability of additional resources.

●	CB4211: Our most advanced clinical candidate, CB4211, is a first-in-class therapeutic under development for the treatment of NASH and obesity. In August 2021, we released positive topline data from our Phase 1a/1b clinical study of CB4211. The Phase 1b stage of this study was designed to assess the safety, tolerability, and activity of CB4211 in obese subjects with nonalcoholic fatty liver disease. The study met its primary endpoint as CB4211 was well-tolerated and appeared safe with no serious adverse events. The evaluation of the exploratory endpoints in the Phase 1b portion of the trial showed significant reductions from baseline in key biomarkers of liver damage, ALT and AST, and in glucose levels in the CB4211 group compared to placebo after four weeks of treatment, with a trend towards lower body weight. We believe the positive clinical data from our CB4211 trial is an important validation of our overall approach to drug discovery, serving as a proof point that novel analogs of peptides encoded in the mitochondrial genome can impact systemic biological pathways in humans while having an attractive safety and tolerability profile. We intend to partner this program before moving forward with further development.

●	CB5064 Analogs: Our discovery efforts have identified CB5064 Analogs, a family of peptides that are agonists of the apelin receptor. By utilizing the protective apelin signaling pathway, our CB5064 Analogs have the potential to address a variety of unmet medical needs such as our initial target of Acute Respiratory Distress Syndrome (“ARDS”). We believe our CB5064 Analogs could be effective in ARDS from a variety of different causes, such as bacterial or viral pneumonia, including COVID-19 associated ARDS. In a preclinical mouse model of ARDS, treatment with CB5064 Analogs reduced fluid accumulation in the lungs and a corresponding broad reduction in levels of key pro-inflammatory cytokines secreted into the lung fluid, when compared to treatment with a placebo control.

●	Discovery Efforts: Our discovery efforts have resulted in the identification of multiple unique and previously unidentified peptides encoded within the mitochondrial genome. Many of these natural sequences and their novel analogs have demonstrated various degrees of biological activity in cell based and/or animal models relevant to a wide range of diseases. Our research efforts have identified and focused on certain of these novel analogs that have demonstrated greatest therapeutic potential. We plan to further explore these peptide families for the potential treatment of a variety of diseases, subject to resource availability and the requirements of our more-advanced programs.

Business Overview

We have financed our operations primarily with proceeds from sales of our equity securities, including our initial public offering, private placements of our securities, public sales of our securities and the exercise of outstanding warrants and stock options, as well as through a debt offering. Since our inception through September 30, 2022, our operations have been funded with an aggregate of approximately $97.3 million from the sale and issuance of equity instruments and debt.

Since inception, we have incurred significant operating losses. Our net losses were $8.4 million and $12.7 million for the nine months ended September 30, 2022 and 2021, respectively. We incurred $1.4 million and $2.1 million in non-cash expenses during the nine months ended September 30, 2022 and 2021, respectively. Our net losses excluding non-cash expenses were $7.0 million and approximately $10.6 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $93.1 million. Although we anticipate incurring expenses consistent with prior periods, our net losses may fluctuate significantly from quarter to quarter and from year to year and are subject to the ongoing COVID-19 pandemic, the timing of our preclinical activities, clinical trial expenses and other factors.

Reverse Stock Split

On September 23, 2022, we executed a reverse stock split of our Common Stock at a ratio of 1-for-30. No fractional shares were issued in connection with the reverse stock split. Stockholders of record who would have otherwise been entitled to receive a fractional share received a cash payment in lieu thereof. In response to their non-compliance notification on May 10, 2022, and as a result of the reverse stock split, we received notification from The Nasdaq Stock Market Listing Qualifications Staff on October 7, 2022, that we are now in compliance with its minimum bid price requirement and the matter has been closed.

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

Research and development activities are central to our business model. Most of our potential drug candidates are in early stages of investigational research. Candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase for the foreseeable future as we incur costs related to our IND-enabling studies and potential initial clinical costs for that program, which are dependent on identifying a suitable formulation for our CB5138-3 program, in addition to general program costs and the discovery, evaluation and optimization of novel analogs as potential drug candidates.  However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control may impact our clinical development programs and plans.

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

	For The Three Months Ended September 30,		Change
	2022	2021	$	%
Operating expenses:
Research and development	$1,037,111	$1,634,063	$(596,952)	-37%
General and administrative	1,433,699	1,777,000	(343,301)	-19%
Total operating expenses	$2,470,810	$3,411,063	$(940,253)	-28%

Comparison of Three Months Ended September 30, 2022 and 2021

Research and development expenses were $1.0 million in the three months ended September 30, 2022 compared to $1.6 million in the prior year period, a decrease of $0.6 million, or 37%. The decrease in research and development expenses was primarily due to a decrease of $0.6 million associated with the timing of our research programs focused on continuing the development of our peptides.

General and administrative expenses were $1.4 million in the three months ended September 30, 2022 compared to $1.8 million in the prior year period, a decrease of $0.4 million, or 19%. The decrease in general and administrative expenses was primarily due to a $0.3 million decrease in stock-based compensation costs.

	For The Nine Months Ended September 30,		Change
	2022	2021	$	%
Operating expenses:
Research and development	$3,730,319	$6,906,510	$(3,176,191)	-46%
General and administrative	4,735,402	5,720,043	(984,641)	-17%
Total operating expenses	$8,465,721	$12,626,553	$(4,160,832)	-33%

Comparison of Nine Months Ended September 30, 2022 and 2021

Research and development expenses were $3.7 million in the nine months ended September 30, 2022 compared to $6.9 million in the prior year period, a decrease of $3.2 million, or 46%. The decrease in research and development expenses was primarily due to a decrease of $2.2 million associated with the timing of our research programs focused on continuing the development of our peptides and a $1.1 million decrease in clinical trial costs due to the timing of those expenses. Though we expect research and development expenses to increase in the coming quarters as we incur the costs of the IND-enabling studies and potential clinical trial costs for CB5138-3, and continue evaluating and optimizing other potential drug candidates, the extent of that increase is unknown at this time and subject to change based on successful outcomes of our studies and our ongoing formulation development for CB5138-3, the amount of capital available to us and the uncertainties related to the COVID-19 pandemic.

General and administrative expenses were $4.7 million in the nine months ended September 30, 2022 compared to $5.7 million in the prior year period, a decrease of $1.0 million, or 17%. The decrease in general and administrative expenses was primarily due to $1.0 million decrease in compensation costs and stock-based compensation costs primarily due to the departure of our former CEO in the prior year period. We anticipate that our general and administrative expenses will remain relatively constant in the year ending December 31, 2022.

Liquidity and Capital Resources

As of September 30, 2022, we had cash, cash equivalents and investments totaling $18.3 million. We maintain our cash in a checking and savings account on deposit with a banking institution in the United States. During the nine months ended September 30, 2022, the Company incurred a net loss of $8.3 million and utilized cash of $7.7 million in its operating activities

On May 27, 2020, we entered into an At-the-Market Offering Sales Agreement (the “ATM”) with Virtu Americas, LLC, as sales agent. In connection with the ATM, we filed a prospectus supplement on March 29, 2022, pursuant to which we may currently sell shares of common stock with an aggregate offering price of up to $5.0 million.

During the nine months ended September 30, 2022, we sold approximately 23.4 thousand shares of our common stock under our ATM program for proceeds of $0.2 million, net of commissions.

Pursuant to the requirements of Accounting Standard Codification (“ASC”) 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

Based on the cash and investments on hand as of September 30, 2022 of approximately $18.3 million, current budget assumptions and projected cash burn, we believe that we have sufficient capital to meet our operating expenses and obligations for the next twelve months from the date of this filing but we anticipate we will be dependent on additional investment capital to fund our operating expenses in subsequent quarters.

If unanticipated difficulties or circumstances arise, we may require additional capital sooner to support our operations.  If we are unable to raise additional capital whenever necessary, we may be forced to decelerate or curtail our research and development activities and/or other operations until such time as additional capital becomes available. Such limitation of our activities would allow us to slow our rate of spending and extend our use of cash until additional capital is raised.  There can be no assurance that such a plan would be successful.  There is no assurance that, in the event we require additional financing, such financing will be available at terms acceptable to us, if at all.

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 and 2021 was $7.7 million and $11.7 million, respectively. The cash used in operations for the nine months ended September 30, 2022 was primarily due to our reported net loss of $8.4 million and a decrease in accrued payroll and other compensation of $0.6 million, partially offset by stock-based compensation of $1.3 million. The cash used in operations for the nine months ended September 30, 2021 was primarily due to our reported net loss of $12.7 million, partially offset by stock-based compensation and a decrease in accrued liabilities due to the timing of those payments.

Cash Flows from Investing Activities

Net cash provided by investing activities was $7.1 million in the nine months ended September 30, 2022 and was primarily due net redemptions of investments during the period. Net cash provided by investing activities was $12.3 million in the nine months ended September 30, 2021 and was primarily due to net redemptions of investments during the period.

Cash Flows from Financing Activities

Net cash used in and provided by financing activities in the nine months ended September 30, 2022 and 2021 was $0.1 million and $5.7 million, respectively. Cash used in financing activities in the nine months ended September 30, 2022 was due to the repayment of promissory notes partially offset by the proceeds received from sales under our ATM program and proceeds received from our Employee Stock Purchase Plan. Cash provided by financing activities in the nine months ended September 30, 2021 was due to proceeds received from the sale of common stock under our ATM program and the exercise of stock options and warrants partially offset by the repayment of promissory notes.

Contractual Obligations

We are a party to (i) a lease agreement for laboratory space leased on a month-to month basis that is part of a shared facility in Menlo Park, California and (ii) a one-year lease agreement for office space in Fairfield, New Jersey, which expires in September 2023.

Rent expense was $0.1 million for each of the three-month periods ended September 30, 2022 and 2021. Rent expense was $0.3 million for each of the nine-month periods ended September 30, 2022 and 2021.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies disclosed are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

During the nine months ended September 30, 2022, there were no material changes to our critical accounting estimates or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

See Note 3 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our potential drug development programs and the potential commercialization of our drug candidates will require substantial additional cash to fund expenses. We may decide to collaborate with biopharmaceutical companies in connection with the development or commercialization of our potential drug candidates. For example, we intend to partner CB4211 before moving forward with further development of this program. There is no guarantee that we will be able to establish a partnership for the CB4211 program on favorable terms, if at all.  If we are unable to establish such a partnership, our CB4211 program may be delayed or terminated, which may cause our stock price to decline or otherwise result in adverse effects on our business.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive collaboration agreement will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the expected efficacy, safety and tolerability of the subject product candidate, the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential reimbursement rates for such product candidates, the potential of competing products, the strength of our data supporting the mechanism of action of the subject product candidate, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar disease indications on which to collaborate, and whether such alternative collaboration project could be more attractive than one with us for our product candidate.

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

Our product candidates are comprised of novel peptide analogs. We expect that our product candidates will need to be delivered via subcutaneous injection and may cause local injection site reactions (“ISRs”), which is a common finding in peptide therapeutic product candidates. While not necessarily adverse to patients’ health, ISRs could substantially limit the commercial appeal of our product candidates, and we may decide or be required to perform additional preclinical studies or to halt or delay further clinical development of our product candidates. For example, in November 2018, we announced a temporary suspension of the Phase 1a stage of our Phase 1a/1b clinical study of CB4211 to address mild, but persistent ISRs. In March 2022, we announced that we had seen ISRs at the higher dose levels in our nonhuman primate toxicology studies for CB5138-3 and were delaying the filing of our IND in that program in part to address these ISRs. Additionally, we announced in early 2022 that we had observed ISRs in our preclinical toxicology studies of our CB5138-3 product candidate. It is possible that other product candidates that we identify will also result in ISRs. Our approach to address these ISRs is to develop novel formulations that decrease or eliminate these reactions. If we are unable to successfully develop such formulations, we may decide to abandon those drug candidates. Our efforts to identify alternate drug candidates that do not cause ISRs will take additional time and expense and may not be successful.

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

It will take several years before we are able to develop potentially marketable products, if at all. Our research and development plans will require substantial additional capital to:

●	conduct research, preclinical testing and human studies;

●	manufacture any future drug development candidate or product at pilot and commercial scale;

●	develop and manufacture devices compatible with our drug products that are suitable for use by patients to inject our drug products on a chronic basis; and

●	establish and develop quality control, regulatory, and administrative capabilities to support these programs.

Our future operating and capital needs will depend on many factors, including:

●	the pace of scientific progress in our research programs and the magnitude of these programs;

●	the scope and results of preclinical testing and human studies;

●	the time and costs involved in obtaining regulatory approvals;

●	the time and costs involved in preparing, filing, prosecuting, securing, maintaining and enforcing intellectual property rights;

●	the complexity of any delivery device that we develop for use in combination with our drug products;

●	competing technological and market developments;

●	our ability to establish additional collaborations;

●	changes in any future collaborations;

●	the cost of manufacturing our drug products and any related delivery device; and

●	the cost and effectiveness of efforts to commercialize and market our products.

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

All our potential drug candidates will require extensive additional research and development, including preclinical testing and clinical trials, as well as regulatory approvals, before we can market them. We cannot predict if or when any potential drug candidate we intend to develop will be approved for marketing. There are many reasons that we may fail in our efforts to develop our potential drug candidates. These include:

●	the possibility that preclinical testing or clinical trials may show that our potential drugs are ineffective and/or cause undesirable or harmful side effects or toxicities;

●	we may not be able to develop commercially viable formulations for our potential drug candidates;

●	our potential drugs may prove to be too expensive to manufacture or administer to patients;

●	our potential drugs may have routes of administration that are less convenient or acceptable to patients;

●	we may not understand the mechanism of action of our potential drugs, which could negatively impact our ability to recruit patients to participate in the clinical trials necessary for regulatory approval of our potential drugs;

●	our potential drugs may fail to receive necessary regulatory approvals from the FDA or foreign regulatory authorities in a timely manner, or at all;

●	even if our potential drugs are approved, we may not be able to produce them in commercial quantities or at reasonable costs;

●	even if our potential drugs are approved, they may not achieve commercial acceptance;

●	even if our potential drugs are approved and commercially launched, the costs of any delivery device used in combination with our drug products may result in an overall manufacturing cost that is not competitive with competing products that do not require a delivery device;

●	even if our potential drugs are approved and commercially launched, they may not receive desirable payor reimbursement and formulary access;

●	regulatory or governmental authorities may apply restrictions to any of our potential drugs, which could adversely affect their commercial success; and

●	the proprietary rights of other parties may prevent us or our potential collaborative partners from marketing our potential drugs.

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

Assuming that we are successful in developing our potential drug candidates and receiving regulatory clearances to market our potential products, our ability to successfully penetrate the market and generate sales of those products may be limited by a number of factors, including the following:

●	if our competitors receive regulatory approvals for and begin marketing similar products in the United States, the European Union (“EU”), Japan and other territories before we do, greater awareness of their products as compared to ours will cause our competitive position to suffer;

●	information from our competitors or the academic community indicating that current products or new products are more effective, have better safety or tolerability profiles or offer compelling other benefits than our future products could impede our market penetration or decrease our future market share; and

●	the pricing and reimbursement environment for our future products, as well as pricing and reimbursement decisions by our competitors and by payers, may have an effect on our revenues.

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

Any product candidate we are able to develop and commercialize would compete in the marketplace with existing therapies and new therapies that may become available in the future. These competitive therapies may be more effective, safer, better tolerated, less costly, more easily administered or offer other advantages over any product we seek to market.

Although there are no currently approved therapies for the treatment of NASH, there are numerous therapies in development, including those in clinical trials that are more advanced than ours. Additionally, there are numerous therapies currently marketed to treat IPF, diabetes, cancer, and other diseases for which our potential product candidates may be indicated. These therapies are varied in their design, therapeutic application and mechanism of action and may provide significant competition for any of our product candidates for which we obtain market approval. New products may also become available that provide efficacy, safety, tolerability, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain market approval. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, better tolerated, more effective, have fewer or less severe side effects, are more conveniently administered (i.e., are administered via methods other than subcutaneous injection) or stored or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers’ or other third-party payers’ reimbursement polices seeking to encourage the use of existing products that are generic or are otherwise less expensive to provide.

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

Date: November 8, 2022	By:	/s/ Jeffrey F. Biunno
Jeffrey F. Biunno
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)