Form 10-K
period 2022-12-31
CohBar, Inc.
filed 2023-03-09
CIK 1522602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2022) was $14,064,722 based upon the last price of the Registrant’s common stock as reported on The Nasdaq Capital Market on such date. As of March 6, 2023, the registrant had 2,906,926 shares of common stock outstanding.

Documents Incorporated by Reference

The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for its 2023 Annual Meeting of Stockholders. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

COHBAR, INC.

2022 ANNUAL REPORT ON FORM 10-K

i

PART I

This Annual Report on Form 10-K, including without limitation, the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, statements regarding future events and our future results, our current expectations, estimates, forecasts and projections about our business, our results of operations, our future expenses and financing needs, the industry in which we operate and the beliefs and assumptions of our management, may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “should,” “could,” “anticipate,” “believe,” “expect,” “intend,” “plan,” “potential,” “continue,” “might,” “anticipate,” “estimate,” “goal,” “project,” “strategy” and “future,” and similar expressions are intended to identify these forward-looking statements. Examples of such forward-looking statements include statements regarding:

●	our exploration of potential strategic alternatives;

●	our future results of operations, financial position, and business strategy;

●	any future preclinical and clinical development activities;

●	efficacy and safety profiles of any future clinical candidates;

●	the anticipated therapeutic properties of any future drug development candidates;

●	expectations regarding our ability to effectively protect our intellectual property; and

●	expectations regarding our ability to attract and retain qualified employees and key personnel.

These statements reflect our current beliefs and are based on information currently available to us. Forward-looking statements involve significant risks and uncertainties, including without limitation, those listed in the “Risk Factors” section. A number of factors could cause actual results to differ materially from the results discussed in the forward-looking statements including, but not limited to, changes in general macroeconomic, geopolitical and market conditions and the risk factors disclosed under “Risk Factors.” Although the forward-looking statements contained in this report are based upon what we believe to be reasonable assumptions, we cannot assure you that actual results will be consistent with these forward-looking statements. Investors should not place undue reliance on forward-looking statements. These forward-looking statements are made as of the date hereof, and we assume no obligation to update or revise them to reflect new events or circumstances, except as required by applicable law.

Item 1. Business

OVERVIEW

CohBar (“CohBar,” “we,” “us,” “our,” “its” or the “Company”) is a clinical stage biotechnology company leveraging the power of the mitochondria and the peptides encoded in its genome to develop potential breakthrough therapeutics targeting chronic and age-related diseases. Our novel approach is built on the key insights of the Company’s founders that certain mitochondrially encoded peptides produce effects that are not limited to local regulation within the mitochondria and may have important roles to play in critical systemic biological pathways. Many of these effects are quite distinct from what has been thought of as energy production and metabolism, involving diverse processes including inflammation, fibrosis and cell signaling.

Through our exploration of the mitochondrial genome and its utility for the development of novel therapeutics, we have developed a world-renowned expertise in mitochondrial biology and a broad intellectual property estate with 6 issued patents and approximately 30 pending patent applications. Our proprietary processes of identifying nucleic acid sequences encoding native peptides in the mitochondrial genome, developing and optimizing novel analogs of these natural mitochondrial derived peptides (“MDPs”), as well as developing and conducting proprietary screens to identify and characterize the activities of these peptides are referred to as our technology platform. We are exploring development and/or partnership opportunities within the Company’s peptide library and technology platform.

We believe that the proprietary capabilities of our technology platform, combined with our scientific expertise and intellectual property portfolio, provide a competitive advantage in our mission to treat chronic and age-related diseases through the advancement of a new class of transformative drugs. Our peptide optimization process is designed to discover numerous potential drug candidate opportunities. These drug candidates may be internally developed by CohBar or advanced through strategic partnerships with larger biopharmaceutical companies.

OUR PIPELINE

Our research efforts have historically been focused on utilizing our technology platform to identify, assess and optimize novel analogs of native peptides found in the mitochondrial genome and advancing those candidates with the greatest therapeutic and commercial potential.

CB4211

Our most advanced clinical candidate, CB4211, is a first-in-class therapeutic for the treatment of nonalcoholic steatohepatitis (“NASH”) and obesity. CB4211 demonstrated positive effects on reducing biomarkers of liver injury and improving metabolic homeostasis in a Phase 1a/1b clinical study in obese subjects with nonalcoholic fatty liver disease (“NAFLD”). CB4211 is a novel and improved analog of MOTS-c, a naturally occurring MDP. MOTS-c was discovered in 2012 by CohBar founder Dr. Pinchas Cohen and his academic collaborators and has been shown to play a significant role in the regulation of metabolism in animal models. Compared to other assets under development for the treatment of NASH, CB4211 has a unique mechanism of action, which we believe offers a differentiated approach to treating NASH and obesity, as well as the potential to exhibit an enhanced safety profile due to its natural origin. Furthermore, we believe the positive clinical data from our CB4211 trial is an important validation of our overall approach to drug discovery, serving as a proof point that novel analogs of peptides encoded in the mitochondrial genome can impact systemic biological pathways in humans.

In August 2021, we released positive topline data from our Phase 1a/1b clinical study of CB4211. The Phase 1a stage of the study was designed to assess the safety, tolerability, and pharmacokinetics of CB4211 following single and multiple-ascending doses in healthy subjects. Subjects in the Phase 1a study experienced mild, but persistent injection site reactions, which were generally seen as painless bumps at the injection site that can be felt under the skin. We modified the formulation for CB4211 partway through the Phase 1a study and did not observe any persistent injection site bumps with the modified formulation. The subsequent Phase 1b stage was designed to assess the safety, tolerability, and activity of CB4211 in obese subjects with NAFLD. The study met its primary endpoint as CB4211 was well-tolerated and appeared safe with no serious adverse events. The evaluation of the exploratory endpoints in the Phase 1b portion of the trial showed significant reductions from baseline in key biomarkers of liver damage, ALT and AST, and in glucose levels in the CB4211 group compared to placebo after four weeks of treatment, with a trend towards lower body weight.

We do not believe that the formulation of CB4211 used in the Phase 1b stage of the trial is suitable for further development. Efforts to develop an improved formulation have not been successful to date and there can be no assurances that we will be able to develop such a formulation.

CB5138 Analogs

Our CB5138 Analogs are potential first-in-class therapeutics that have demonstrated significant anti-fibrotic properties in a variety of preclinical models. Recent results suggest that these effects may be mediated through impacts on the Wnt/Frizzled pathway, which is known to play an important role in fibrosis. In 2021, we nominated CB5138-3 as our second clinical candidates based on its efficacy in mouse models of idiopathic pulmonary fibrosis; however, in December 2022, we announced suspension of further Investigational New Drug (“IND”) enabling activities for this peptide due to challenges in identifying a suitable formulation for clinical development. Any future development of other CB5138 Analogs may face similar formulation challenges.

Recent Developments

We have retained Ladenburg Thalmann & Co. Inc. as a financial advisor to assist the Company in exploring strategic alternatives. Potential strategic alternatives that may be explored or evaluated as part of this process include a merger, business combination, investment into the Company, asset sale or other strategic transaction. Our board of directors has not set a timetable for the conclusion of this review, nor has it made any definitive decisions related to taking any further actions or potential strategic options at this time or at all. There can be no assurance that this process will result in any such transaction and the Company does not intend to disclose additional details unless and until it has entered into a specific transaction. See also “Risk Factors—Risks Related to Strategic Alternative Process and Potential Strategic Transaction.”

EMPLOYEES AND HUMAN CAPITAL RESOURCES

As of December 31, 2022, we had ten employees, nine full-time and one part-time. Additionally, from time to time we have engaged subject-matter experts on a consulting basis in specific areas of our research and development efforts. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Our human capital resources objectives include, as applicable, retaining and incentivizing our existing employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

RESEARCH AND DEVELOPMENT

Research and development activities have historically been central to our business model. Our research programs have included activities related to discovery of novel MDPs, investigational research to evaluate the potential therapeutic effects of certain discovered natural sequences in in vitro and preclinical studies, engineering novel, improved analogs of certain discovered natural sequences with characteristics suitable for further development as potential drug candidates and advancing our identified candidates through clinical studies. Depending on factors of capability, cost, efficiency and intellectual property rights, we have conducted various aspects of our research programs either independently at our laboratory facility or under contractual arrangements with third party contract research organizations (“CROs”).

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

As of December 31, 2022, we are the owners of 6 issued patents and approximately 30 pending patent applications, with claims predominantly directed to composition of matter and methods of use of novel MDPs and their novel analogs. Our patent applications include filings in the United States, Europe and a number of other foreign countries, with projected expiration dates ranging from 2037 to 2041. Additionally, we are the exclusive worldwide licensee from the Regents of the University of California (the “Regents”) of 15 issued patents that will expire between 2028 and 2034. However, following the termination of one of our licenses with the Regents on April 6, 2023, the Company will be exclusive licensee of 11 issued patents worldwide.

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

Trade Secrets

In addition to patents, we have relied upon unpatented trade secrets and know-how to maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our commercial partners, collaborators, employees and consultants and invention assignment agreements with our employees. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Trademarks

COHBAR® has been registered by the United States Patent & Trademark Office.

ENVIRONMENTAL AND OTHER REGULATORY MATTERS

Government Regulation

The preclinical studies and clinical testing, manufacture, labeling, storage, record keeping, advertising, promotion, export, marketing and sales, among other things, of our therapeutic candidates and future products, are subject to extensive regulation by governmental authorities in the United States and other countries. In the United States, pharmaceutical products are regulated by the Food and Drug Administration (the “FDA”) under the Federal Food, Drug, and Cosmetic Act (the “FDCA”) and other laws. Biologics are subject to regulation by the FDA under the FDCA, the Public Health Service Act, and related regulations, and other federal, state and local statutes and regulations. Biological products include, among other things, viruses, therapeutic serums, vaccines and most protein products. Product development and approval within these regulatory frameworks takes a number of years and involves the expenditure of substantial resources.

Regulatory approval will be required in all major markets in which we, or our licensees, seek to test any future products. At a minimum, such approval requires evaluation of data relating to quality, safety and efficacy of a product for its proposed use. The specific types of data required and the regulations relating to these data differ depending on the territory, the drug involved, the proposed indication and the stage of development.

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

AVAILABLE INFORMATION

The internet address of our corporate website is http://www.cohbar.com.

We file annual reports, quarterly reports, current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended. Our filings with the SEC, including any amendments to our filings, are available free of charge on the SEC’s website at www.sec.gov and on our website under the “Investors” tab as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

The contents of our corporate website are not incorporated into, or otherwise to be regarded as part of, this Annual Report on Form 10-K.

Item 1A. Risk Factors

Summary of Risk Factors

Investing in our common stock involves significant risks. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and related notes, and other filings we have made and make in the future with the Securities and Exchange Commission. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In such case, the trading price of our common stock would likely decline, and you may lose all or part of your investment. Below is a summary of some of the risks we face:

●	we may not be successful in identifying and implementing any strategic alternatives, including a potential merger, business combination, investment into the Company, asset sale or other strategic transaction, and any such strategic transaction that we may consummate in the future could have negative consequences;

●	if we are successful in completing a strategic alternative, we may be exposed to other operational and financial risks;

●	our ability to consummate a strategic alternative depends upon our ability to retain our employees required to consummate such transaction;

●	we may become involved in securities litigation that could divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages;

●	if we decide to dissolve and liquidate, the amount of cash that may be available for distribution to our stockholders is uncertain;

●	we have had a history of losses and no revenue;

●	we are an early-stage biotechnology company and may never be able to successfully develop marketable products or generate any revenue. We have a limited relevant operating history upon which an evaluation of our performance and prospects can be made. There is no assurance that our future operations will result in profits. If we cannot generate sufficient revenues, we may suspend or cease operations;

●	if we fail to demonstrate efficacy or safety in any future research and clinical trials, our future business prospects, financial condition and operating results will be materially adversely affected;

●	if any future clinical trials are delayed, suspended or terminated, we may be unable to develop future product candidates on a timely basis, which would adversely affect our ability to obtain regulatory approvals, increase our development costs and delay or prevent commercialization of any approved products;

●	our future success depends on key members of our management team;

●	we may seek to establish development and commercialization collaborations, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans;

●	we have not been successful to date in our efforts to develop commercially viable formulations in our product candidates;

●	we may not be successful in our efforts to develop commercially viable formulations for our product candidates;

●	our future research and development plans will require substantial additional future funding which could impact our operational and financial condition. Without the required additional funds, we will likely cease operations;

●	if we do not achieve any future projected development goals in the time frames we announce and expect, the commercialization of any such future products may be delayed and, as a result, our stock price may decline;

●	even if we are able to develop future potential drug candidates, we may not be able to obtain regulatory approval, or if approved, we may not be able to generate significant revenues or successfully commercialize our products, which will adversely affect our financial results and financial condition, and we will have to delay or terminate some or all of our research and development plans, which may force us to cease operations;

●	even if we are successful in developing future drug candidates, we may not be able to market or generate sales of such future products to the extent anticipated. Our business may fail, and investors could lose all of their investment in our Company;

●	interim and preliminary or topline data from our future clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data;

●	any future product candidate we are able to develop and commercialize would compete in the marketplace with existing therapies and new therapies that may become available in the future. These competitive therapies may be more effective, safer, better tolerated, less costly, more easily administered or offer other advantages over any product we seek to market;

●	the use of any of our future products in clinical trials, and the results of those trials, may expose us to liability claims, which may cost us significant amounts of money to defend against or pay out, causing our business to suffer;

●	if we fail to establish and maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our common stock;

●	if securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline; and

●	if we are not able to comply with the applicable continued listing requirements or standards of Nasdaq, our common stock could be delisted;

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

Risks Related to Strategic Alternative Process and Potential Strategic Transaction

We may not be successful in identifying and implementing any strategic alternatives, including a potential merger, business combination, investment into the Company, asset sale or other strategic transaction, and any such strategic transaction that we may consummate in the future could have negative consequences.

On November 17, 2022, we announced our retention of Ladenburg Thalmann & Co. Inc. as a financial advisor to assist us in exploring strategic alternatives. Potential strategic alternatives that may be explored or evaluated as part of this process include a merger, business combination, investment into the Company, asset sale or other strategic transaction. Our board of directors has not set a timetable for the conclusion of this review, nor has it made any definitive decisions related to taking any further actions or potential strategic options at this time or at all.

The process of continuing to evaluate these strategic alternatives may be very costly, time-consuming and complex and we have incurred, and may in the future incur, significant costs related to this continued evaluation, such as legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business.

Potential counterparties in a strategic transaction involving our Company may place minimal or no value on our assets. Further, the development and any potential commercialization of our product candidates will require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving our Company may choose not to spend additional resources and continue to utilize the Company’s peptide library and technology platform and may attribute little or no value, in such a transaction, to those product assets.

There can be no assurance that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value, or achieve the anticipated results. If we are unable to consummate a strategic transaction, our board of directors may decide to pursue a dissolution and liquidation.

If we are successful in completing a strategic alternative, we may be exposed to other operational and financial risks.

Although there can be no assurance that a strategic alternative will result from the process we have undertaken to identify and evaluate strategic alternatives, the negotiation and consummation of any such transaction will require significant time on the part of our management, and the diversion of management’s attention may disrupt our business.

The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:

●	increased near-term and long-term expenditures;

●	exposure to unknown liabilities;

●	higher than expected acquisition or integration costs;

●	incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;

●	write-downs of assets or goodwill or incurrence of non-recurring, impairment or other charges;

●	increased amortization expenses;

●	difficulty and cost in combining the operations and personnel of any acquired business with our operations and personnel;

●	impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership;

●	inability to retain key employees of our Company or any acquired business; and

●	possibility of future litigation.

Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.

Our ability to consummate a strategic alternative depends on our ability to retain our employees required to consummate such transaction.

Our ability to consummate a strategic alternative depends upon our ability to retain our employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. If we are unable to successfully retain these employees, we are at risk of a disruption to our exploration and consummation of a strategic alternative as well as business operations.

We may become involved in securities litigation that could divert management’s attention and harm the Company’s business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities litigation has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. We may be exposed to such litigation even if no wrongdoing occurred. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential strategic alternative or the ultimate value our stockholders receive in any such transaction.

If we decide to dissolve and liquidate our Company, the amount of cash that may be available for distribution to our stockholders is uncertain.

If our board of directors decides to pursue a dissolution and liquidation of our Company, the amount of cash that may be available for distribution to our stockholders is uncertain. This amount will depend on the resolution of our financial commitments and contingent liabilities and the timing of the decision to liquidate. Our financial commitments and contingent liabilities include: (i) personnel costs, including severance; (ii) contractual obligations to vendors and clinical study sites; and (iii) non-cancelable lease obligations.

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

Until we can generate significant revenues, if ever, we expect to satisfy our future cash needs through equity or debt financing or one or more strategic alternatives (as discussed above). We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations. In the event we are not able to continue operations, investors will likely suffer a complete loss of their investments in our securities.

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

We are an early-stage company. Our operations to date have been limited to organizing and staffing our Company, business planning, raising capital, identifying MDPs for further research, developing our intellectual property portfolio, performing research on identified MDPs and our novel analogs and progressing our most advanced drug candidate into and through clinical studies. We have not generated any revenues to date. All of our novel peptide analogs are in the concept, research or early clinical stages. We have not been able to identify suitable formulations for our CB4211 or CB5138-3 product candidates and there can be no assurances that we will be able to develop suitable formulations for any future product candidates. Moreover, we cannot be certain that any research and development efforts that we may undertake in the future will be successful or, if successful, that our novel peptide analogs will ever be approved by the FDA. We have no relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, evaluating and implementing a strategic alternative (as discussed above), failure of potential drug candidates either in research, preclinical testing or in clinical trials, and failure to establish business relationships and competitive advantages against other companies. If we fail to become profitable, we may be forced to suspend or cease operations.

If we fail to demonstrate efficacy or safety in any future research and clinical trials, our future business prospects, financial condition and operating results will be materially adversely affected.

The success of any future research and development efforts will greatly depend on our ability to demonstrate efficacy of our novel peptide analogs in non-clinical studies, as well as in clinical trials. Non-clinical studies involve testing potential drug candidates in appropriate non-human disease models to demonstrate efficacy and safety. Regulatory agencies evaluate these data carefully before they will approve clinical testing in humans. If certain non-clinical data reveals potential safety issues or the results are inconsistent with an expectation of the potential drug’s efficacy in humans, the program may be discontinued or the regulatory agencies may require additional testing before allowing human clinical trials. This additional testing will increase program expenses and extend timelines. We may decide to suspend further testing on our potential drugs if, in the judgment of our management and advisors, the non-clinical test results do not support further development. For example, in December 2022, we announced that we had suspended further IND-enabling activities for our CB5138-3 product candidate due to challenges in identifying a suitable formulation for clinical development.

Moreover, success in future research, preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and non-clinical testing. Any future clinical trial process may fail to demonstrate that our potential drug candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a drug candidate and may delay development of other potential drug candidates. Any delay in, or termination of, future non-clinical testing or clinical trials will delay the filing of any future investigational new drug application and new drug application with the FDA or the equivalent applications with pharmaceutical regulatory authorities outside the United States and, ultimately, our ability to commercialize any potential drugs and generate product revenues. In addition, our Phase 1a/1b trial of CB4211, our most advanced drug candidate, involved, and we expect that any future early clinical trials that we may conduct will involve, small patient populations. Because of these small sample sizes, the results of these early clinical trials, including the topline data from our CB4211 Phase 1a/1b trial, may not be indicative of future results.

Risks Related to Discovery, Development and Commercialization

If any future clinical trials are delayed, suspended or terminated, we may be unable to develop future product candidates on a timely basis, which would adversely affect our ability to obtain regulatory approvals, increase our development costs and delay or prevent commercialization of any approved products.

We cannot predict whether we will encounter problems with our future clinical trials that will cause regulatory agencies, institutional review boards, or us to suspend or delay a trial. We have experienced delays in both our CB4211 and CB5138-3 programs. Our Phase 1a/1b clinical trial for CB4211 was suspended in November 2018 in order to address injection site reactions, and was delayed again in March 2020 due to impacts of the COVID-19 pandemic. Our planned IND filing for our CB5138-3 product candidate was delayed from the second half of 2022 to the second half of 2023 due to the observation of injection site reactions in our preclinical toxicology studies. Ultimately, our efforts to mitigate these injection site reactions by improving the formulation for this product candidate were unsuccessful and in December 2022, we announced that we had suspended further IND-enabling activities for this peptide.

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

In addition, a future clinical trial or development program may be suspended or terminated by us, institutional review boards, the FDA or other responsible bodies due to a number of factors, including:

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

If the results of our future clinical trials are not available when we expect or if we encounter any delay in the analysis of data from our future clinical trials, we may be unable to conduct additional clinical trials on the schedule we anticipate. Many of the factors that cause, or lead to, a delay in the commencement or completion of future clinical trials may also ultimately lead to the denial of regulatory approval of a future product candidate. Any delays in completing a clinical trial could increase our development costs, delay or prevent the availability of topline data expected to be available from the trial, delay product development and regulatory submission process or make it difficult to raise additional capital.

If we do not achieve any future projected development goals in the time frames we announce and expect, the commercialization of any such future products may be delayed and, as a result, our stock price may decline.

From time to time, we have estimated the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we have publicly announced and may in the future publicly announce the expected timing of some of these milestones. All of these milestones have been and will be based on numerous assumptions, including timely performance by our CROs and other vendors, positive clinical and preclinical results, our ability to develop commercially viable formulations for our product candidates, and sufficient funding from partnering and general fundraising. The actual timing of these milestones have varied dramatically compared to our estimates, in some cases for reasons beyond our control. For example, we initially projected that we would have topline results from our 1a/1b clinical trial for CB4211 trial in early 2019. The trial was substantially delayed and we did not release topline results for this study until August of 2021. For our CB5138-3 product candidate, we initially projected that we would file an IND for this program in the second half of 2022. We later revised this estimate to the second half of 2023 and, in December 2022, we announced the suspension of IND-enabling activities for this program due to challenges in identifying a suitable formulation for clinical development. The delays in each of these programs resulted in declines in our stock price. If we fail to meet future milestones as publicly announced, or at all, our revenue may be lower than expected, the commercialization of our products may be delayed or never achieved and, as a result, our stock price may decline.

Our future success depends on key members of our management team.

We are highly dependent on our key management team, including our Chief Executive Officer and Chief Financial Officer who are employed “at will,” meaning they may terminate the employment relationship at any time. We do not maintain “key person” insurance for any of the key members of our team. We have in the past and may in the future continue to experience changes in our executive management team resulting from the departure of executives or subsequent hiring of new executives. The loss of the services of our Chief Executive Officer or Chief Financial Officer could impede our ongoing exploration of strategic alternatives, as discussed above.

We may seek to establish development and commercialization collaborations, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our potential future drug development programs and the potential commercialization of our future drug candidates will require substantial additional cash to fund expenses. We may decide to collaborate with biopharmaceutical companies in connection with the development or commercialization of our potential future drug candidates.

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

There are a limited number of large biopharmaceutical companies with whom we could potentially collaborate, and collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on a timely basis, on acceptable terms or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund future development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop future product candidates or bring them to market and generate product revenue.

We may not be successful in our efforts to identify or discover potential drug development candidates.

A key element of our strategy has been to identify and test MDPs and novel analogs that play a role in cellular processes underlying our targeted disease indications. Our drug discovery efforts may not be successful in identifying novel peptide analogs that are useful in treating disease. Our research programs may initially show promise in identifying potential drug development candidates, yet fail to yield candidates for preclinical and clinical development. For example, in December 2022, we announced that we had suspended further IND-enabling activities for our CB5138-3 product candidate due to challenges in identifying a suitable formulation for clinical development. Similarly, we have not been able to identify a formulation for CB4211 that would be suitable to move it forward to the next stage of clinical development. There are a number of reasons why any future research efforts may not yield appropriate development candidates, including:

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

We have not been successful to date in our efforts to develop commercially viable formulations for our product candidates.

Our product candidates are comprised of novel peptide analogs. We expect that our product candidates will need to be delivered via subcutaneous injection and may cause local injection site reactions (“ISRs”), which is a common finding in peptide therapeutic product candidates. While not necessarily adverse to patients’ health, ISRs could substantially limit the commercial appeal of our product candidates, and we may decide or be required to perform additional preclinical studies or to halt or delay further clinical development of our product candidates. To date, we have not been able to identify suitable formulations for our CB4211 or CB5138-3 product candidates. It is possible that other product candidates that we may identify will also result in ISRs. Our approach to address these ISRs is to develop novel formulations that decrease or eliminate these reactions. If we are unable to successfully develop such formulations, we may decide to abandon those drug candidates as we have done with CB5138-3. Any efforts to identify alternate drug candidates that do not cause ISRs would take additional time and expense and may not be successful.

Our future research and development plans will require substantial additional funding which could impact our operational and financial condition. Without the required additional funds, we will likely cease operations.

It will take several years before we are able to develop potentially marketable products, if at all. Our future research and development plans will require substantial additional capital to:

●	conduct research, preclinical testing and human studies;

●	manufacture any future drug development candidate or product at pilot and commercial scale;

●	develop and manufacture devices compatible with our drug products that are suitable for use by patients to inject our drug products on a chronic basis; and

●	establish and develop quality control, regulatory, and administrative capabilities to support these programs.

Our future operating and capital needs will depend on many factors, including:

●	the pace of scientific progress in our future research programs and the magnitude of these programs;

●	the scope and results of preclinical testing and human studies;

●	the time and costs involved in obtaining regulatory approvals;

●	the time and costs involved in preparing, filing, prosecuting, securing, maintaining and enforcing intellectual property rights;

●	the complexity of any delivery device that we develop for use in combination with our drug products;

●	competing technological and market developments;

●	our ability to establish additional collaborations;

●	changes in any future collaborations;

●	the cost of manufacturing any drug products and any related delivery device; and

●	the cost and effectiveness of efforts to commercialize and market any products.

We base our outlook regarding the need for funds on many uncertain variables. Such uncertainties include the initiation and success of any future research and development initiatives, regulatory approvals, the timing of events outside our direct control such as negotiations with potential strategic partners, and other factors. Any of these uncertain events can significantly change our cash requirements as they determine such one-time events as the receipt or payment of major milestones and other payments.

Additional funds will be required to support our operations, and if we are unable to obtain them on favorable terms or at all, we may be required to cease or reduce future research and development of our drug product programs, sell or abandon some or all of our intellectual property, merge with another entity or cease operations.

Even if we are able to develop future potential drug candidates, we may not be able to obtain regulatory approval, or if approved, we may not be able to generate significant revenues or successfully commercialize our products, which will adversely affect our financial results and financial condition, and we will have to delay or terminate some or all of our research and development plans, which may force us to cease operations.

All of our future potential drug candidates will require extensive additional research and development, including preclinical testing and clinical trials, as well as regulatory approvals, before we can market them. We cannot predict if or when any future potential drug candidate will be approved for marketing. There are many reasons that we may fail in our efforts to develop our future potential drug candidates. These include:

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

If we fail to develop future potential drug candidates, our financial results and financial condition will be adversely affected, we will have to delay or terminate some or all of our research and development plans and may be forced to cease operations.

Risks Related to Our Reliance on Third Parties

If we do not maintain the support of qualified scientific collaborators, our revenue, growth and profitability will likely be limited, which would have a material adverse effect on our business.

We will need to maintain our existing relationships with leading scientists and/or establish new relationships with scientific collaborators. We believe that such relationships are pivotal to establishing products using our technologies as a standard of care for various disease indications. There is no assurance that our founders, scientific advisors or research partners will continue to work with us or that we will be able to attract additional research partners. If we are not able to establish scientific relationships to assist in future research and development, we may not be able to successfully develop potential drug candidates in the future. If this happens, our business will be adversely affected.

We expect to rely on third parties to conduct any future clinical trials and some aspects of any future research and preclinical testing. These third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or preclinical testing.

We expect to rely on third parties to conduct some aspects of our future research and expect to rely on third parties to conduct additional aspects of our future research and preclinical testing, as well as any future clinical trials. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our future product research and development activities.

Our reliance on these third parties for future research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our future drug candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our medicines. For example, we experienced delays in receiving the data from our third-party CRO conducting our CB4211 Phase 1b study, which delayed our analysis and release of topline data.

We expect to rely on other third parties to store and distribute drug supplies for our future clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our future drug candidates or commercialization of any future products, producing additional losses and depriving us of potential product revenue.

Risks Related to Product Development and Regulatory Approval

Even if we are successful in developing future drug candidates, we may not be able to market or generate sales of such future products to the extent anticipated. Our business may fail, and investors could lose all of their investment in our Company.

Assuming that we are successful in developing any future potential drug candidates and receiving regulatory clearances to market our potential products, our ability to successfully penetrate the market and generate sales of such future products may be limited by a number of factors, including the following:

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

Interim and preliminary or topline data from our future clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim topline or preliminary data from our future clinical trials. Interim data from future clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or topline data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between interim or preliminary or topline data and final data could significantly harm our reputation and business prospects.

Any future product candidate we are able to develop and commercialize would compete in the marketplace with existing therapies and new therapies that may become available in the future. These competitive therapies may be more effective, safer, better tolerated, less costly, more easily administered or offer other advantages over any product we seek to market.

There are numerous therapies currently marketed to treat IPF, diabetes, cancer, and other diseases for which our future potential product candidates may be indicated. These therapies are varied in their design, therapeutic application and mechanism of action and may provide significant competition for any of our future product candidates for which we obtain market approval. New products may also become available that provide efficacy, safety, tolerability, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our future product candidates for which we obtain market approval. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, better tolerated, more effective, have fewer or less severe side effects, are more conveniently administered (i.e., are administered via methods other than subcutaneous injection) or stored or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers’ or other third-party payers’ reimbursement polices seeking to encourage the use of existing products that are generic or are otherwise less expensive to provide.

The use of any of our future products in clinical trials, and the results of those trials, may expose us to liability claims, which may cost us significant amounts of money to defend against or pay out, causing our business to suffer.

The nature of our business exposes us to potential liability risks inherent in the testing, manufacturing and marketing of our potential products. If any of our future drug candidates are used in clinical trials, or if any of our future drug candidates become marketed products, they could potentially harm people or allegedly harm people, possibly subjecting us to costly and damaging product liability claims. Some of the patients who participate in clinical trials are already ill when they enter a trial or may intentionally or unintentionally fail to meet the exclusion criteria. The waivers we obtain may not be enforceable and may not protect us from liability or the costs of product liability litigation. Although we obtained product liability insurance, which we believe is adequate, we are subject to the risk that our insurance will not be sufficient to cover claims. We anticipate that we will need to increase our insurance coverage if we successfully commercialize any product candidate. The insurance costs along with the defense or payment of liabilities above the amount of coverage could cost us significant amounts of money and management distraction from other elements of the business, decrease demand for any product candidates that we may develop, injure our reputation and attract significant negative media attention, and lead to the withdrawal of clinical trial participants, causing our business to suffer. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

We may not be able to obtain agreement with regulatory authorities regarding an acceptable development plan for our future product candidates, the outcome of our future clinical trials may not be favorable or, even if favorable, regulatory authorities may not find the results of our future clinical trials to be sufficient for marketing approval.

In the United States, the FDA generally requires two adequate and well-controlled pivotal clinical trials to approve a new drug application (“NDA”). Furthermore, for full approval of an NDA, the FDA requires a demonstration of efficacy based on a clinical benefit endpoint. The FDA may grant accelerated approval based on a surrogate endpoint reasonably likely to predict clinical benefit. Even if any future pivotal clinical trials for a specific indication were to achieve their primary endpoints and may be reasonably believed by us to be likely to predict clinical benefit, the FDA may not accept the results of such trials or approve our future product candidates on an accelerated basis, or at all. It is also possible that the FDA may refuse to accept for filing and review any regulatory application we submit for regulatory approval in the United States. Even if our regulatory application is accepted for review, there may be delays in the FDA’s review process and the FDA may determine that such regulatory application does not contain adequate clinical or other data or support the approval of our future product candidate. In such a case, the FDA may issue a complete response letter that may require that we conduct and/or complete additional clinical trials and preclinical studies or provide additional information or data before it will reconsider an application for approval. Any such requirements may be substantial, expensive and time-consuming, and there is no guarantee that we will continue to pursue such application or that the FDA will ultimately decide that any such application supports the approval of our future product candidate. Furthermore, the FDA may also refer any regulatory application to an advisory committee for review and recommendation as to whether, and under what conditions, the application should be approved. While the FDA is not bound by the recommendation of an advisory committee, it considers such recommendations carefully when making decisions. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient revenue to maintain our business.

The regulatory approval process is lengthy, expensive and uncertain, and we may be unable to obtain regulatory approval for our future product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of our future product candidates and adversely impact our ability to generate revenue, our business and our results of operations.

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

Obtaining regulatory approval of an NDA can be a lengthy, expensive and uncertain process. Prior to obtaining approval to commercialize our future product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or other foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. The number of nonclinical studies and clinical trials that will be required for regulatory approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate.

Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our future product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering product candidates to humans may produce undesirable side effects, which could interrupt, delay or halt clinical trials and result in the FDA or other regulatory authorities denying approval of a product candidate for any or all indications. The FDA may also require us to conduct additional studies or trials for our product candidates either prior to or post-approval, such as additional clinical pharmacology studies or safety or efficacy studies or trials, or it may object to elements of our clinical development program such as the primary endpoints or the number of subjects in our clinical trials.

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

Of the large number of drugs in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized. The lengthy development and approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our future product candidates, which would significantly harm our business, financial condition, results of operations and prospects.

Any future product candidate for which we obtain marketing approval will be subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our future product candidates, when and if any of them are approved.

Our future product candidates and the activities associated with their development and potential commercialization, including their testing, manufacturing, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other U.S. and international regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, including current cGMP, quality control, quality assurance and corresponding maintenance of records and documents, including periodic inspections by the FDA and other regulatory authorities and requirements regarding the distribution of samples to providers and recordkeeping.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of any approved product. The FDA closely regulates the post-approval marketing and promotion of drugs and biologics to ensure drugs and biologics are marketed only for the approved disease indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding use of their products. If we promote our future product candidates in a manner inconsistent with FDA-approved labeling or otherwise not in compliance with FDA regulations, we may be subject to enforcement action. Violations of the Food, Drug, and Cosmetic Act relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws and similar laws in international jurisdictions.

In addition, later discovery of previously unknown adverse events or other problems with our future product candidates, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

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

The patent positions of biopharmaceutical products are complex and uncertain, and we may not be able to protect our patented or other intellectual property. If we cannot protect this property, we may be prevented from using it, or our competitors may use it, and our business could suffer significant harm. Also, the time and money we spend on acquiring and enforcing patents and other intellectual property will reduce the time and money we have available for our business.

We own or exclusively license patents and patent applications related to our MDPs and potential drug candidates comprised of novel analogs. However, neither patents nor patent applications ensure the protection of our intellectual property for a number of reasons, including the following:

●	The United States Supreme Court rendered a decision in Molecular Pathology vs. Myriad Genetics, Inc., 133 S.Ct. 2107 (2013) (“Myriad”), in which the court held that naturally occurring DNA segments are products of nature and not patentable as compositions of matter. On March 4, 2014, the United States Patent and Trademark Office (“USPTO”) issued guidelines for examination of such claims that, among other things, extended the Myriad decision to any natural product. Since MDPs are natural products isolated from cells, the USPTO guidelines may affect allowability of some of our patent claims (pertaining to natural MDP sequences) that are filed in the USPTO but are not yet issued. Further, while the USPTO guidelines are not binding on the courts, it is likely that as the law of subject matter eligibility continues to develop, Myriad will be extended to natural products other than DNA. Thus, our issued U.S. patent claims directed to MDPs as compositions of matter may be vulnerable to challenge by competitors who seek to have our claims rendered invalid. While Myriad and the USPTO guidelines described above will affect our patents only in the United States, there is no certainty that similar laws or regulations will not be adopted in other jurisdictions.

●	Competitors may interfere with our patenting process in a variety of ways. Competitors may claim that they invented the claimed invention prior to us. Competitors may also claim that we are infringing their patents and restrict our freedom to operate. Competitors may also contest our patents and patent applications, if issued, by showing in various patent offices that, among other reasons, the patented subject matter was not original, was not novel or was obvious. In litigation, a competitor could claim that our patents and patent applications are not valid or enforceable for a number of reasons. If a court agrees, we would lose some or all of our patent protection.

●	As a company, we have no meaningful experience with competitors interfering with our patents or patent applications. In order to enforce our intellectual property, we may need to file a lawsuit against a competitor. Enforcing our intellectual property in a lawsuit can take significant time and money. We may not have the resources to enforce our intellectual property if a third party infringes an issued patent claim. Infringement lawsuits may require significant time and money resources. If we do not have such resources, for patents that we have licensed from a third party, the licensor is not obligated to help us enforce our patent rights. If the licensor does take action by filing a lawsuit claiming infringement, we will not be able to participate in the suit and therefore will not have control over the proceedings or the outcome of the suit.

●	Because of the time, money and effort involved in obtaining and enforcing patents, our management may spend less time and resources on other aspects of our business than they otherwise would, which could increase our operating expenses and delay any future product programs.

●	There can be no assurance that any of our patent applications, including any licensed patent applications, will result in the issuance of patents, and we cannot predict the breadth of claims that may be allowed in our currently pending patent applications or in patent applications we may file or license from others in the future.

●	Issuance of a patent may not provide much practical protection. If we receive a patent of narrow scope, then it may be easy for competitors to design products that do not infringe our patent(s).

●	If a court decides that the method of manufacture or use of any of our drug candidates infringes on a third-party patent, we may have to pay substantial damages for infringement.

●	A court may prohibit us from making, selling or licensing a potential drug candidate unless the patent holder grants a license. A patent holder is not required to grant a license. If a license is available, we may have to pay substantial royalties or grant cross licenses to our patents, and the license terms may be unacceptable.

●	Redesigning our potential drug candidates so that they do not infringe on other patents may not be possible or could require substantial funds and time.

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

If we do not obtain required intellectual property rights, we could encounter delays in any future drug development efforts while we attempt to design around other patents or even be prohibited from developing, manufacturing or selling potential drug candidates requiring these rights or licenses. There is also a risk that disputes may arise as to the rights to technology or potential drug candidates developed in collaboration with other parties.

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

Our compliance with Section 404 will require us to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue taking steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on The Nasdaq Capital Market (“Nasdaq”). If material weaknesses or deficiencies in our internal controls exist and go undetected or unremedied, our financial statements could contain material misstatements that, when discovered in the future, could cause us to fail to meet our future reporting obligations and cause the price of our common stock to decline.

Significant disruptions of information technology systems or security breaches could adversely affect our business.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including, among other things, trade secrets or other intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we have managed, and may in the future continue to manage, a number of third-party vendors who may or could have access to our confidential information. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the large amounts of confidential information potentially stored on those systems, make such systems vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors, and/or business partners, or from cyber-attacks by malicious third parties. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information.

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

The trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic and the resulting impact on the macroeconomic environment, including rising interest rates, inflation and recessionary fears. Future public health crises, including pandemics or similar outbreaks such as COVID-19, may adversely impact our business, strategy and financial condition. The extent to which any public health crises impacts our business, strategy or financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the emergence of novel variants, the impact of vaccinations and vaccination rates, travel restrictions and actions to contain new outbreaks or resurgences or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat resurgences or novel variants.

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

The market price of our common stock has been and is likely to continue to be volatile. The stock market in general, and the market for biotechnology companies in particular has experienced extreme volatility that can be unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

●	results of preclinical studies or clinical trials of our future product candidates or those of our competitors:

●	unanticipated or serious safety concerns related to the use of any of our future product candidates;

●	challenges in developing commercially viable formulations for our future product candidates;

●	adverse regulatory decisions, including failure to receive regulatory approval for any of our future product candidates;

●	the success of competitive drugs or technologies;

●	regulatory or legal developments in the United States and other countries applicable to our future product candidates;

●	the size and growth of our prospective patient populations;

●	developments concerning our future collaborators, our external manufacturers or in-house manufacturing capabilities;

●	inability to obtain adequate product supply for any future product candidate for preclinical studies, clinical trials or future commercial sale or inability to do so at acceptable prices;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	the recruitment or departure of key personnel;

●	the level of expenses related to any of our future product candidates or clinical development programs;

●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or drugs;

●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts or publications of research reports about us or our industry;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	changes in the structure of healthcare payment systems;

●	market conditions in the biotechnology sector;

●	our cash position or the announcement or expectation of additional financing efforts;

●	the impact of rising inflation, including wage inflation;

●	general macroeconomic, industry, geopolitical and market conditions; and

●	other factors, including those described in this “Risk Factors” section, many of which are beyond our control.

If we are not able to comply with the applicable continued listing requirements or standards of Nasdaq, our common stock could be delisted.

Our common stock is currently listed on Nasdaq. To maintain this listing, we must satisfy continued listing requirements and standards. There can be no assurances that we will be able to comply with the applicable listing requirements and standards. For example, in November 2021, we received a notice from the Nasdaq Listing Qualifications Department notifying us that for 30 consecutive trading days, the bid price of our common stock had closed below the minimum $1.00 per share requirement. In accordance with Nasdaq’s listing rules, we were afforded a grace period of 180 calendar days, or until May 9, 2022, to regain compliance with the bid price requirement. In order to regain compliance, the bid price of our common stock had to close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days.

On May 10, 2022, Nasdaq notified us that we had not regained compliance by May 9, 2022, but that Nasdaq had granted us an additional 180 day period to regain compliance because we met the continued listing requirement for market value of publicly held shares and all other applicable Nasdaq listing requirements (other than the minimum closing bid price requirement) and we provided written notice to Nasdaq of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. On September 23, 2022, we executed a reverse stock split of our common stock at a ratio of 1-for-30. In response to their non-compliance notification on May 10, 2022, and as a result of the reverse stock split, we received notification from The Nasdaq Stock Market Listing Qualifications Staff on October 7, 2022, that we were in compliance with its minimum bid price requirement and the matter was closed.

If our common stock is delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, including as a result of our failure to meet the bid price requirement, trading of our shares of common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities. In such event, it would likely become more difficult to dispose of, or obtain accurate price quotations for, shares of our common stock.

Our business could be negatively affected as a result of significant stockholders or potential stockholders attempting to effect changes or acquire control over the Company, which could cause us to incur significant expense, hinder execution of our business strategy and impact the trading value of our securities.

Our stockholders may from time-to-time attempt to effect changes, engage in proxy solicitations or advance stockholder proposals. Responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of our board of directors and senior management from the pursuit of business strategies. Any of these impacts could materially and adversely affect our business and operating results. Further, the market price of our common stock, which has been trading below book value, could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties described above.

The requirements of being a public company may strain our resources, divert management’s attention and require us to disclose information that is helpful to competitors, make us more attractive to potential litigants and make it more difficult to attract and retain qualified personnel.

As a public company, we are subject to the reporting requirements of the Securities Act of 1933, as amended, the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and applicable Canadian securities rules and regulations. Despite reforms made possible by the JOBS Act, compliance with these rules and regulations creates significant legal and financial compliance costs and makes some activities difficult, time-consuming or costly. The Exchange Act and applicable Canadian provincial securities legislation require, among other things, that we file annual, quarterly and current reports with respect to our business and operating results.

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

Unfavorable global macroeconomic conditions and geopolitical uncertainty could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy, such as the inflationary environment and recessionary fears, in the global financial markets and due to geopolitical uncertainty, such as the ongoing conflict in Ukraine and rising tensions between China and Taiwan. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets and the recent and ongoing armed conflict in Ukraine had similar impacts on the global financial markets. A severe or prolonged economic downturn, such as a global financial crisis, could result in a variety of risks to our business, including, weakened demand for our product candidates and our weakened ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our future suppliers, possibly resulting in supply disruptions. Any of the foregoing could harm our business, and we cannot anticipate all of the ways in which the current macroeconomic climate, geopolitical uncertainty and financial market conditions could adversely impact our business.

We or the future third parties upon whom we may depend may be adversely affected by natural disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

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

Our employees, directors, and potential future principal investigators, CROs and consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, directors, and potential future principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with the regulations of FDA and non-U.S. regulators, provide accurate information to the FDA and non-U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical studies, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of ethics, but it is not always possible to identify and deter employee or director misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are a party to a lease agreement for laboratory space leased on a month-to month basis that is part of a shared facility in Menlo Park, California. In September 2022, we renewed our lease for office space in Fairfield, New Jersey for an additional year at the same annual cost of $13,080 per annum.

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

Holders of Common Stock

As of March 6, 2023, there were 2.9 million shares of our common stock outstanding held by approximately 10 holders of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

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

Recent Sales of Unregistered Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a clinical stage biotechnology company leveraging the power of the mitochondria and the peptides encoded in its genome to develop potential breakthrough therapeutics targeting chronic and age-related diseases. Our novel approach is built on the key insights of our founders that certain mitochondrially encoded peptides produce effects that are not limited to local regulation within the mitochondria and may have important roles to play in critical systemic biological pathways. Many of these effects are quite distinct from what has traditionally been thought of as mitochondrial function.

Through our exploration of the mitochondrial genome and its utility for the development of novel therapeutics, we have developed a world-renowned expertise in mitochondrial biology and a broad intellectual property estate with 6 issued patents and approximately 30 pending patent applications. Our proprietary processes of identifying nucleic acid sequences encoding native peptides in the mitochondrial genome, developing and optimizing novel analogs of these natural mitochondrial derived peptides (“MDPs”), as well as developing and conducting proprietary screens to identify and characterize the activities of these peptides are referred to as our technology platform. We are exploring development and/or partnership opportunities within the Company’s peptide library and technology platform.

Historically, we have financed our operations primarily with proceeds from sales of our equity securities, including our initial public offering, private placements of our securities, a debt offering, public sales of our securities and the exercise of outstanding warrants and stock options. Since our inception through December 31, 2022, our operations have been funded with an aggregate of approximately $97.3 million from the sale and issuance of equity instruments and debt, including the proceeds from the exercise of warrants and stock options.

Since inception, we have incurred significant operating losses. Our net losses were $12.2 million and $15.5 million for the years ended December 31, 2022 and 2021, respectively. We incurred $1.8 million and $2.7 million in non-cash expenses during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $96.9 million. Dependent upon our ultimate determination of whether or not to pursue any potential strategic alternative selected by the Company, significant expenses and operating losses over the next several years may continue to occur. Our net losses may fluctuate significantly from quarter to quarter and from year to year.

Recent Developments

We have retained Ladenburg Thalmann & Co. Inc. as a financial advisor to assist the Company in exploring strategic alternatives. Potential strategic alternatives that may be explored or evaluated as part of this process include a merger, business combination, investment into the Company, asset sale or other strategic transaction. Our board of directors has not set a timetable for the conclusion of this review, nor has it made any definitive decisions related to taking any further actions or potential strategic options at this time or at all. There can be no assurance that this process will result in any such transaction and the Company does not intend to disclose additional details unless and until it has entered into a specific transaction. See also “Risk Factors—Risks Related to Strategic Alternative Process and Potential Strategic Transaction”.

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

Our Research Programs

Our research and development programs have historically included activities in support of the clinical development of our most advanced program, CB4211, as well as the operation of our platform technology related to the discovery and development of novel therapeutics, evaluation of newly discovered natural sequences, design of novel improved analogs, evaluation of their therapeutic potential and optimization of their characteristics as potential drug development candidates. Depending on factors of capability, cost, efficiency and intellectual property rights, we have conducted our research programs at our laboratory facility, or externally, pursuant to contractual arrangements with CROs or under collaborative arrangements with academic institutions.

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

Research and development activities have historically been central to our business model and have primarily focused on potential drug candidates in early stages of investigational research. Candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to decrease in the next several quarters due to the recent suspension of our CB5138-3 program and as we evaluate potential strategic alternatives. As such, we do not believe that it is possible at this time to accurately project our research and development costs. There are numerous factors associated with the successful commercialization of a product candidate, including future trial design, various regulatory requirements and future commercial and regulatory factors beyond our control, many of which cannot be determined with accuracy at this time.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. Other significant costs include legal fees relating to patent and corporate matters and fees for accounting and consulting services and directors’ and officers’ insurance. We anticipate that our general and administrative expenses will increase in the year ending December 31, 2023, including with respect to costs associated with our evaluation of potential strategic alternatives.

Results of Operations

The following tables set forth our results of operations for the periods presented. The year-to-year comparison of financial results is not necessarily indicative of financial results to be achieved in future periods, particularly in light of our decisions to suspend IND-enabling work on pre-clinical candidate CB5138-3 and to explore strategic alternatives.

	For The Years Ended December 31,		Change
	2022	2021	$	%
Operating expenses:
Research and development	$5,935,718	$7,705,090	$(1,769,372)	-23%
General and administrative	6,452,579	7,703,065	(1,250,486)	-16%
Total operating expenses	$12,388,297	$15,408,155	$(3,019,858)	-20%

Comparison of Fiscal Years Ended December 31, 2022 and 2021

Operating Expenses

Research and development expenses were $5.9 million in the year ended December 31, 2022 compared to $7.7 million in the prior year, a $1.8 million or 23% decrease. The decrease in research and development expenses in the year ended December 31, 2022, was primarily due to a decrease of $1.0 million in clinical trial related costs due to the conclusion of the trial and the timing of those expenses and a decrease of approximately $0.8 million associated with our research programs focused on continuing the development of our peptides.

General and administrative expenses were $6.5 million in the year ended December 31, 2022 compared to $7.7 million in the prior year, a $1.3 million or 16% decrease. The decrease in general and administrative expenses was due to lower compensation costs of approximately $1.1 million primarily related to lower stock-based compensation costs of $0.7 million due to the amount recognized in the prior year related to the departure of our former CEO and $0.4 million in one-time charges incurred in the previous year related to the departure of our former CEO.

Liquidity and Capital Resources

As of December 31, 2022, we had $15.7 million in cash, cash equivalents and investments. As of December 31, 2021, we had $26.2 million in cash and cash equivalents. We maintain our cash in a checking and a savings account on deposit with a banking institution in the United States. Our cash equivalent balance as of December 31, 2022 and 2021 included $3.9 million and $0.7 million, respectively, of U.S. Treasury Bills that had maturity dates of less than three months at the date of purchase. As of December 31, 2022, we had working capital and stockholders’ equity of $15.2 million and $15.3 million, respectively, and we incurred a net loss of $12.2 million for the year ended December 31, 2022.

In November 2021, we completed an underwritten public offering of our securities (the “2021 Public Offering”) pursuant to which we sold 20.8 million shares of our common stock and warrants to purchase 0.7 million shares of common stock for proceeds of $13.8 million, net of commissions and professional fees of approximately $1.2 million. The warrants issued in the 2021 Public Offering were immediately exercisable and have a term of five years and a per share exercise price of $21.60.

On May 27, 2020, we entered into an At-the-Market Offering Sales Agreement (“ATM”) with Virtu Americas, LLC, as sales agent, pursuant to which we may sell shares of common stock with an aggregate offering price of up to $20 million. During the year ended December 31, 2022, we sold 23.4 thousand shares of our common stock under the ATM program for proceeds of $0.2 million, net of commissions. During the year ended December 31, 2021, we sold 55.2 thousand shares of our common stock under the ATM program for proceeds of $2.9 million, net of commissions and incurred professional fees of approximately $21,000. As of December 31, 2022, we had $5.0 million available in our ATM program but are limited in the amount we can utilize due to restrictions under the “baby shelf rule” limitations of our Registration Statement on Form S-3 filed with the SEC on January 22, 2021 Baby Shelf Rules.

As reflected in the financial statements, we had an accumulated deficit as of December 31, 2022 and 2021, as well as recurring losses and negative cash flows from operating activities from inception. These factors raised substantial doubt about our ability to continue as a going concern for at least one year from the issuance of these financial statements. However, based on current budget assumptions, projected cash burn and our latitude to manage that cash burn, the cash and investments on hand as of December 31, 2022 and a planned decrease in our research and development expenses due to the suspension of the IND-enabling work for pre-clinical candidate CB5138-3 and a focus on evaluating potential strategic alternatives, we believe that we have sufficient capital to meet our operating expenses and obligations for the next twelve months from the date of this filing.  However, if unanticipated difficulties or circumstances arise and, depending on the ultimate outcome of our evaluation of strategic alternatives, we may require additional capital sooner to support our operations. If we are unable to raise additional capital whenever necessary, we may be forced to further decelerate or curtail our operations until such time as additional capital becomes available, which could have a material adverse effect on the Company and its financial statements. There can be no assurance that such a plan would be successful. There is no assurance that additional financing will be available when needed or that we will be able to obtain such financing on reasonable terms.

Cash Flows from Operating Activities

Net cash used in operating activities for the years ended December 31, 2022 and 2021 was $10.4 million and $14.4 million, respectively. Cash used in operating activities for the year ended December 31, 2022 primarily reflected our net loss of $12.2 million, which was partially offset by $1.7 million in stock based-compensation expenses. Cash used in operating activities for the year ended December 31, 2021 primarily reflected our net loss of $15.5 million and a $0.9 million decrease in accrued liabilities due to the timing of those expenses partially offset by $2.5 million of stock based-compensation.

Cash Flows from Investing Activities

Net cash provided by investing activities for the year ended December 31, 2022 was $11.5 million and net cash used in investing activities for the year ended December 31, 2021 was $3.1 million. The net cash provided by investing activities for the year ended December 31, 2022 primarily reflected the timing of the purchases and maturities of our investments. The cash used in investing activities for the year ended December 31, 2021 primarily reflected the timing of the purchases and maturities of our investments.

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended December 31, 2022 was $0.1 million, and primarily reflected the repayment of a promissory note having a principal balance of $0.4 million, which was partially offset by proceeds from the Company’s ATM and ESPP programs, which totaled $0.2 million. Net cash provided by financing activities for the year ended December 31, 2021 was $19.7 million, and primarily reflected net proceeds of $13.8 million from our underwritten public offering, $2.9 million from our ATM program, $2.1 million from the exercise of warrants and $1.2 million from the exercise of employee stock options.

Operating Leases

We are a party to a lease agreement for laboratory space leased on a month-to month basis that is part of a shared facility in Menlo Park, California. In September 2022, we renewed our lease for office space in Fairfield, New Jersey for an additional year at the same annual cost of $13,080 per annum.

Rent expense amounted to $0.4 million in each of the years ended December 31, 2022 and 2021.

Recent Accounting Pronouncements

See Note 3 “Summary of Significant Account Policies – Recent Accounting Pronouncements” to our Financial Statements for the year ended December 31, 2022, for a summary of the relevant recent accounting pronouncements.

Other recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). U.S. GAAP requires us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the dates of the financial statements, the disclosure of contingencies as of the dates of the financial statements, and the reported amounts of revenue and expenses during the periods presented. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See the section entitled “Risk Factors” above for certain matters that may affect our future financial condition or results of operations. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if the changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Our management has discussed the development, selection and disclosure of these estimates with the audit committee of our board of directors.

The following critical accounting estimates reflect significant judgments and estimates used in the preparation of our financial statements:

●	fair value of financial instruments;

●	going concern analysis;

●	share-based payments; and

●	valuation of deferred tax assets

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

See Note 3 “Summary of Significant Account Policies – Share-Based Payments” to our Financial Statements for the years ended December 31, 2022 and 2021 for the specific assumptions used with respect to stock-based compensation for the periods presented.

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

The benefit of tax positions taken or expected to be taken in income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained. We have evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2022 and 2021. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information requested by this item pursuant to Item 305(e) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CohBar, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CohBar, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, Statements of Changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

March 9, 2023

CohBar, Inc.

Balance Sheets

	As of
	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$5,930,731	$4,992,145
Investments	9,806,591	21,253,866
Vendor receivable	27,500	173,499
Prepaid expenses and other current assets	453,681	527,380
Total current assets	16,218,503	26,946,890
Property and equipment, net	65,509	260,612
Intangible assets, net	18,083	19,309
Other assets	63,572	69,620
Total assets	$16,365,667	$27,296,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$180,104	$371,993
Accrued liabilities	327,868	196,020
Accrued payroll and other compensation	525,666	754,314
Note payable, net of debt discount and offering costs of $0 and $8,723 as of December 31, 2022 and December 31, 2021, respectively	-	366,277
Total liabilities	1,033,638	1,688,604

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized 5,000,000 shares;
No shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.001 par value, Authorized 12,000,000 shares;
Issued and outstanding 2,906,926 shares as of December 31, 2022 and 2,877,985 as of December 31, 2021	2,907	2,878
Additional paid-in capital	112,238,392	110,339,011
Accumulated deficit	(96,909,270)	(84,734,062)
Total stockholders’ equity	15,332,029	25,607,827
Total liabilities and stockholders’ equity	$16,365,667	$27,296,431

The accompanying notes are an integral part of these financial statements.

CohBar, Inc.

Statements of Operations

	For The Years ended December 31,
	2022	2021

Revenues	$-	$-

Operating expenses:
Research and development	5,935,718	7,705,090
General and administrative	6,452,579	7,703,065
Total operating expenses	12,388,297	15,408,155
Operating loss	(12,388,297)	(15,408,155)

Other income (expense):
Interest income	223,291	5,578
Interest expense	(1,479)	(40,108)
Amortization of debt discount and offering costs	(8,723)	(33,091)
Total other income (expense)	213,089	(67,621)
Net loss	$(12,175,208)	$(15,475,776)
Basic and diluted net loss per share	$(4.20)	$(6.97)
Weighted average common shares outstanding - basic and diluted	2,900,202	2,220,981

The accompanying notes are an integral part of these financial statements.

CohBar, Inc.

Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2022 and 2021

			Additional		Total
	Common Stock		Paid-in-	Accumulated	Stockholders'
	Number	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	2,037,250	$2,038	$87,743,403	$(69,258,286)	$18,487,155
Stock-based compensation	-	-	2,543,712	-	2,543,712
Issuance of common stock for ESPP plan	589	1	16,813	-	16,814
Exercise of employee stock options	42,072	42	1,240,448	-	1,240,490
Exercise of warrants	48,367	48	2,089,428	-	2,089,476
Sale of common stock in ATM, net	55,263	55	2,884,731	-	2,884,786
Sale of common stock in CMPO, net	694,444	694	13,820,476	-	13,821,170
Net loss	-	-	-	(15,475,776)	(15,475,776)
Balance, December 31, 2021	2,877,985	2,878	110,339,011	$(84,734,062)	$25,607,827
Stock-based compensation	-	-	1,663,911	-	1,663,911
Sale of common stock in ATM, net	23,353	23	210,519	-	210,542
Issuance of common stock for ESPP plan	5,604	6	25,019	-	25,025
Payout for fractional shares retired as a result of reverse stock split 1:30	(16)	-	(68)	-	(68)
Net loss	-	-	-	(12,175,208)	(12,175,208)
Balance, December 31, 2022	2,906,926	$2,907	$112,238,392	$(96,909,270)	$15,332,029

The accompanying notes are an integral part of these financial statements.

CohBar, Inc.

Statements of Cash Flows

	For The Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(12,175,208)	$(15,475,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99,247	140,914
Gain on disposal of assets	(6,449)	-
Stock-based compensation	1,663,911	2,543,712
Amortization of debt discount	8,350	31,687
Amortization of debt issuance costs	373	1,405
Discount on investments	32,275	(1,600)
Changes in operating assets and liabilities:
Vendor receivable	145,999	(173,499)
Prepaid expenses and other current assets	73,699	(113,688)
Accounts payable	(191,889)	(355,606)
Accrued liabilities	131,848	(945,721)
Accrued payroll and other compensation	(228,648)	(99,021)
Net cash used in operating activities	(10,446,492)	(14,447,193)

Cash flows from investing activities:
Purchases of property and equipment	-	(6,397)
Net proceeds from the sale of property and equipment	103,531	-
Payment for security deposit	6,048	(2,217)
Patent costs	-	(2,359)
Purchases of investments	(56,650,000)	(43,601,000)
Proceeds from redemptions of investments	68,065,000	40,469,000
Net cash provided by (used in) investing activities	11,524,579	(3,142,973)

Cash flows from financing activities:
Proceeds from ESPP plan	25,025	16,814
Proceeds from public offering	-	15,000,000
Costs of public offering	-	(1,178,830)
Proceeds from the At-the-Market Offering	216,393	2,980,595
Costs of the At-the-Market Offering	(5,851)	(95,809)
Proceeds from exercise of warrants	-	2,089,476
Repayment of promissory notes	(375,000)	(365,000)
Proceeds from exercise of employee stock options	-	1,240,490
Reverse stock split fractional share payment	(68)	-
Net cash (used in) provided by financing activities	(139,501)	19,687,736

Net increase in cash and cash equivalents	938,586	2,097,570
Cash and cash equivalents at beginning of period	4,992,145	2,894,575
Cash and cash equivalents at end of period	$5,930,731	$4,992,145

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,332	$1,332
Cash paid for interest	$114,411	$89,908

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

The Company’s primary historical activities have included utilizing its technology platform to identify and develop novel peptide analogs, the research and development of its pipeline, securing intellectual property protection for its discoveries and assets, managing collaborations and clinical trials with contract research organizations (“CROs”) and raising capital to fund the Company’s operations. To date, the Company has not generated any revenues from operations and does not expect to generate any revenues in the near future. The Company has financed its operations primarily with proceeds from sales of its equity securities, private placements, the exercise of outstanding warrants and stock options and the issuance of debt instruments.

The Company has suspended IND-enabling work on pre-clinical candidate CB5138-3, which the Company had been developing as a potential treatment of idiopathic pulmonary fibrosis and other fibrotic diseases. The decision to suspend IND-enabling work follows recently completed non-clinical formulation studies seeking to identify a formulation suitable for clinical development. In connection with the decision to suspend IND-enabling work for this candidate, the Company intends to explore development and/or partnership opportunities within the Company’s peptide library and technology platform, while simultaneously exploring other strategic alternatives. In addition, the Company does not believe that the formulation of CB4211 used in the Phase 1b stage of the trial is suitable for further development. Efforts to develop an improved formulation have not been successful to date and there can be no assurances that the Company will be able to develop such a formulation.

The Company has retained Ladenburg Thalmann & Co. Inc. as a financial advisor to assist the Company in exploring strategic alternatives. Potential strategic alternatives that may be explored or evaluated as part of this process include a merger, business combination, investment into the Company, asset sale or other strategic transaction. The board of directors of the Company has not set a timetable for the conclusion of this review, nor has it made any definitive decisions related to taking any further actions or potential strategic options at this time or at all. There can be no assurance that this process will result in any such transaction and the Company does not intend to disclose additional details unless and until it has entered into a specific transaction.

In response to the COVID-19 pandemic, the Company took steps to mitigate the potential impacts on its business, including modifying its business practices by restricting nonessential travel, implementing a partial work from home policy for its employees and instituting new safety protocols for its lab to enable essential on-site work to continue.  The extent to which the pandemic or future pandemics may impact the Company’s business or future preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence. The Company expects to continue to take actions that are in the best interests of its employees and business partners.

CohBar, Inc.

Notes to Financial Statements

Note 2 – Liquidity and Management’s Plans

As of December 31, 2022, the Company had a cash, cash equivalents and investments balance of $15.7 million and working capital and stockholders’ equity of $15.2 million and $15.3 million, respectively. During the year ended December 31, 2022, the Company incurred a net loss of $12.2 million. As reflected in the financial statements, the Company had an accumulated deficit as of December 31, 2022 and 2021, as well as recurring losses and negative cash flows from operating activities from inception. These factors raised substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements. However, based on managements’ plans, which include a planned decrease in research and development expenses due to the suspension of the IND enabling work for pre-clinical candidate CB5138-3 and a focus on evaluating potential strategic alternatives, the Company believes that it has sufficient capital to meet its operating expenses and obligations for the next twelve months from the date of this filing. However, if unanticipated difficulties or circumstances arise and, depending on the outcome of the Company’s evaluation of strategic alternatives, the Company may require additional capital sooner to support its operations. If the Company is unable to raise additional capital whenever necessary, it may be forced to further decelerate or curtail its operations until such time as additional capital becomes available, which could have a material adverse effect on the Company and it financial statements. There can be no assurance that such a plan would be successful. There is no assurance that additional financing will be available when needed or that the Company will be able to obtain such financing on reasonable terms.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

All amounts are presented in U.S. Dollars.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at dates of the financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates. The Company’s significant estimates and assumptions include the fair value of financial instruments, stock-based compensation and the valuation allowance relating to the Company’s deferred tax assets.

Reverse Stock Split

During the year ended December 31, 2022, the Company effected a reverse stock split of its common stock at a ratio of 1-for-30. No fractional shares were issued in connection with the reverse stock split. Stockholders of record who would have otherwise been entitled to receive a fractional share received a cash payment in lieu thereof. All information presented in the accompanying financial statements, unless otherwise indicated herein, reflects the 1-for-30 reverse stock split of the Company’s outstanding shares of common stock, and unless otherwise indicated, all such amounts and corresponding conversion price or exercise price data set forth herein have been adjusted to give effect to such reverse stock split.

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

CohBar, Inc.

Notes to Financial Statements

Note 3 - Summary of Significant Accounting Policies – (continued)

Investments

Investments as of December 31, 2022 and 2021 consist of U.S. Treasury Bills, which are classified as held-to-maturity, and Certificates of Deposit totaling $9.8 million and $21.3 million as of December 31, 2022 and 2021, respectively. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. All of the Company’s U.S. Treasury Bills mature within the subsequent twelve months from the date of purchase. Unrealized gains and losses were de minimus. As of December 31, 2022, the carrying value of the Company’s U.S. Treasury Bills approximates their fair value due to their short-term maturities.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and 2021, the Company invested $3.9 million and $0.7 million, respectively, in Treasury Bills that are considered cash equivalents due to their maturity date being less than three months from the date of purchase.

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

CohBar, Inc.

Notes to Financial Statements

Note 3 - Summary Of Significant Accounting Policies – (continued)

Common Stock Purchase Warrants

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provides the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets, liabilities and equity is required.  The Company’s free-standing derivatives consist of warrants to purchase common stock that were issued in connection with its notes payable and public and private offerings. The Company evaluated these warrants to assess their proper classification using the applicable criteria enumerated under U.S. GAAP and determined that the common stock purchase warrants meet the criteria for equity classification in the accompanying balance sheets as of December 31, 2022 and 2021.

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

The benefit of tax positions taken or expected to be taken in income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2022 and 2021. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized during the years ended December 31, 2022 and 2021.

Research and Development Expenses

The Company expenses all research and development expenses as incurred. These costs include payroll, employee benefits, supplies, contracted for lab services, depreciation and other personnel-related costs associated with product development.

Share-Based Payments

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

CohBar, Inc.

Notes to Financial Statements

Note 3 - Summary of Significant Accounting Policies (continued)

The weighted-average fair value of options and warrants has been estimated on the grant date or measurement date using the Black-Scholes pricing model. The fair value of each instrument is estimated on the grant date or measurement date utilizing certain assumptions for a risk-free interest rate, volatility and expected remaining lives of the awards. The risk-free interest rate used is the United States Treasury rate for the day of the grant having a term equal to the life of the equity instrument. Volatility was derived from the Company’s historical share prices. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

The Black-Scholes assumptions are as follows:

	For the Years Ended December 31,
	2022	2021
Expected life	6 years	6 years
Risk free interest rate	1.47-3.055%	0.90 - 1.38%
Expected volatility	91-92%	91 - 92%
Expected dividend yield	0%	0%

As of December 31, 2022, total unrecognized stock compensation expense was $4.2 million, which will be recognized as those options vest over a period of approximately four years. The amount of future stock option compensation expense could be affected by any future option grants or by any option holders leaving the Company before their grants are fully vested.

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

	As of December 31,
	2022	2021
Options	317,857	366,412
Warrants	1,178,169	1,187,803
Totals	1,496,026	1,554,215

CohBar, Inc.

Notes to Financial Statements

Note 4 - Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2022	2021
Lab equipment	$412,741	$860,433
Computer and equipment	72,064	72,062
Total property and equipment	$484,805	$932,495
Less: accumulated depreciation	(419,296)	(671,883)
Total property and equipment, net	$65,509	$260,612

During the year December 31, 2022, the Company recognized a gain of approximately $6.0 thousand after selling unused equipment with a net book value of approximately $0.1 million for proceeds of $0.1 million net of selling expenses.

Depreciation expense related to property and equipment for the years ended December 31, 2022 and 2021 was $0.1 million and $0.1 million, respectively.

Note 5 – Intangible Assets

Intangible assets consist of the following:

	As of December 31,
	2022	2021
Intangible assets: patents	$23,963	$23,963
Less: amortization	(5,880)	(4,654)
Total intangible assets, net	$18,083	$19,309

Amortization expense for each of the years ended December 31, 2022 and 2021 was $1,226 and $1,125, respectively.

The Company will recognize intangible amortization expense of $1,226 in each of the next five years. Thereafter, amortization expense will total approximately $12.0 thousand.

Note 6 – Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31,
	2022	2021
Lab services & supplies	$160,482	$6,080
Professional fees	167,386	73,090
Interest	-	112,932
Other	-	3,918
Total accrued liabilities	$327,868	$196,020

CohBar, Inc.

Notes to Financial Statements

Note 7 - Notes Payable – Related Party

During the year ended December 31, 2022, the Company repaid a promissory note, held by a director of the Company, totaling $0.4 million in principal and $0.1 million in interest.

During the year ended December 31, 2021, the Company paid $0.5 million in principal and interest for two promissory notes that matured.

Note 8 - Commitments and Contingencies

Litigations, Claims and Assessments

The Company may from time to time be a party to litigation and subject to claims incident to the ordinary course of business. In the future, the Company may become a party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect the Company’s future results of operations, cash flows or financial position. The Company is not currently a party to any material legal proceedings.

Licensing Agreements

The Company is a party to an Exclusive License Agreement (the “2011 Exclusive Agreement”) with the Regents of the University of California (“the Regents” or “Licensors”) which remains in effect for the life of the last-to-expire patent or last to be abandoned patent application, whichever is later. The Company agreed to pay the Licensors specified development milestone payments aggregating up to $765,000 for the first product sold under the license. Milestone payments for additional products developed and sold under the license are reduced by 50%. The Company is also required to pay annual maintenance fees to the Licensors. Aggregate maintenance fees for the first five years following execution of the agreement were $80,000. Thereafter, the Company is required to pay maintenance fees of $50,000 annually until the first sale of a licensed product. In addition, for the duration of the 2011 Exclusive Agreement, the Company is required to pay the Licensors royalties equal to 2% of its worldwide net sales of drugs, therapies or other products developed from claims covered by the licensed patents, subject to a minimum royalty payment of $75,000 annually, beginning after the first commercial sale of a licensed product. The Company is required to pay royalties ranging from 8% of worldwide sublicense sales of covered products (if the sublicense is entered after commencement of Phase II clinical trials) to 12% of worldwide sublicense sales (if the sublicense is entered prior to commencement of Phase I clinical trials). The agreement also requires the Company to meet certain diligence and development milestones, including filing of an Investigational New Drug (“IND”) Application for a product covered by the agreement on or before the seventh anniversary of the agreement date. In October 2021, the Regents accepted the Company’s payment for an additional year of license maintenance. Through December 31, 2022, no royalties have been incurred under the agreement. All maintenance fees due and payable have been paid. The Company has terminated the 2011 Exclusive Agreement, effective as of April 6, 2023.

The Company is also a party to an Exclusive License Agreement (the “2013 Exclusive Agreement”) with the Regents whereby the Regents granted to the Company an exclusive license for the use of certain other patents. The 2013 Exclusive Agreement remains in effect for the life of the last-to-expire patent or last to be abandoned patent application, whichever is later. The Company paid the Regents an initial license issue fee of $10,000 for these other patents. The Company is also required to pay annual maintenance fees to the Licensors. Aggregate maintenance fees for the first three years following execution of the agreement were $7,500. Thereafter, the Company is required to pay maintenance fees of $5,000 annually until the first sale of a licensed product.

CohBar, Inc.

Notes to Financial Statements

Note 8 - Commitments and Contingencies (continued)

The Company agreed to pay the Regents specified development milestone payments aggregating up to $765,000 for the first product sold under the 2013 Exclusive Agreement. Milestone payments for additional products developed and sold under the 2013 Exclusive Agreement are reduced by 50%. In addition, for the duration of the 2013 Exclusive Agreement, the Company is required to pay the Regents royalties equal to 2% of the Company’s worldwide net sales of drugs, therapies or other products developed from claims covered by the licensed patent, subject to a minimum royalty payment of $75,000 annually, beginning after the first commercial sale of a licensed product. The Company is required to pay the Regents royalties ranging from 8% of worldwide sublicense sales of covered products (if the sublicense is entered after commencement of Phase II clinical trials) to 12% of worldwide sublicense sales (if the sublicense is entered prior to commencement of Phase I clinical trials). The agreement also requires the Company to meet certain diligence and development milestones, including filing of an IND Application for a product covered by the agreement on or before the seventh anniversary of the agreement date. Through December 31, 2022, no royalties have been incurred under the agreement. All maintenance fees due and payable have been paid.

Operating Leases

The Company is a party to a lease agreement for laboratory space leased on a month-to-month basis that is part of a shared facility in Menlo Park, California. In September 2022, the Company renewed its lease for office space in Fairfield, New Jersey for an additional year at the same annual cost of $13,080 per annum.

Rent expense amounted to $0.4 million in each of the years ended December 31, 2022 and 2021.

Note 9 - Income Taxes

The tax effects of temporary differences that give rise to deferred tax assets are as follows:

	As of December 31,
	2022	2021
Current:
Accrued expenses	$133,591	$144,077

Stock compensation	354,274	1,800,762

Net operating loss carryforward	20,980,803	19,481,137

Research and development credit carry forward	1,340,317	252,536

Capitalized research and development	1,419,818	-

Total deferred tax assets	24,228,803	21,678,512

Valuation allowance	(24,228,803)	(21,678,512)

Deferred tax asset, net of valuation allowance	$-	$-

CohBar, Inc.

Notes to Financial Statements

Note 9 - Income Taxes – (continued)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Years Ended December 31,
	2022	2021
U.S. statutory federal rate	21.0%	21.0%
State income taxes, net of federal tax	7.1%	7.0%
Permanent differences	0.1%	(2.5)%
Prior year true-ups	(10.9)%	(2.7)%
R&D tax credit	3.7%	0.1%
Change in valuation allowance	(21.0)%	(22.9)%
Income tax provision (benefit)	-%	-%

The income tax provision consists of the following:

	For the Years Ended December 31,
	2022	2021
Federal
Current	$-	$-
Deferred	(1,909,246)	(2,723,112)
State and local
Current	-	-
Deferred	(641,044)	(905,577)
Change in valuation allowance	2,550,290	3,628,689
Income tax provision (benefit)	$-	$-

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not more-likely-than-not, a valuation allowance is established. Based upon the Company’s losses since inception, management believes that it is more-likely-than-not that future benefits of deferred tax assets will not be realized. Therefore, the Company established a full valuation allowance as of December 31, 2022 and 2021. As of December 31, 2022 and 2021, the change in valuation allowance was $2.6 million and $3.6 million, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, principally California, Florida, and New Jersey. The Company is subject to examination by the various taxing authorities. The Company’s federal and state income tax returns for tax years beginning in 2019 remain subject to examination.

At December 31, 2022 and 2021, the Company had approximately $74.8 million and $70.0 million, respectively, of federal and state net operating loss (“NOLs”) carryovers that may be available to offset future taxable income. The Company’s 2017 and prior federal and state net operating loss carry forwards, if not utilized, will begin to expire from 2029 to 2037. Beginning with 2018, and for subsequent years, the Company’s NOLs will have indefinite lives for federal tax purposes. In addition, net operating losses arising from prior years are also subject to examination at the time they are utilized in future years. In accordance with Section 382 of the Internal Revenue Code (the “Code”), the usage of the Company’s net operating loss carryforward could be limited in the event of a change in ownership. At this time, the Company has not completed a full study to assess whether an ownership change under Section 382 of the Code occurred due to the costs and complexities associated with such a study.

The Company’s gross R&D tax credits were approximately $1.3 million as of December 31, 2022 and 2021. These R&D tax credits will begin to expire from 2033 to 2042, respectively.

The Inflation Reduction Act of 2022 (the “IRA”) was enacted on August 16, 2022. This bill contains a number of tax-related provisions that are effective after December 31, 2022, including (1) the imposition of a 15% minimum tax on book income for corporations with a 3-year average adjusted book income over $1 billion, and (2) the creation of a 1% excise tax on the value of stock repurchases (net of the value of stock issuances) during the taxable year. Upon initial evaluation, the Company does not expect the IRA to have a material impact on the Company’s financial statements

CohBar, Inc.

Notes to Financial Statements

Note 10 - Stockholders’ Equity

Authorized Capital

The Company has authorized the issuance and sale of up to 17 million shares of stock, consisting of 12 million shares of common stock having a par value of $0.001 and 5 million shares of Preferred Stock having a par value of $0.001 per share. As of December 31, 2022 and 2021, there were no shares of Preferred Stock outstanding and there were no declared but unpaid dividends or undeclared dividend arrearages on any shares of the Company’s capital stock.

At-the-Market Offering

During the year ended December 31, 2020, the Company entered into an At-the-Market Offering Sales Agreement (“ATM”) with Virtu Americas, LLC, as sales agent. During the year ended December 31, 2022, the Company sold 23.4 thousand shares of its common stock under the ATM program for proceeds of $0.2 million, net of commissions. During the year ended December 31, 2021, the Company sold 55.3 thousand shares of its common stock under the ATM program for proceeds of $2.9 million, net of commissions. During the year ended December 31, 2021, the Company incurred professional fees of $21.3 thousand related to the ATM and recognized those costs as a reduction to additional paid-in capital in the accompanying condensed balance sheets. As of December 31, 2022, the Company had approximately $5.0 million available in its ATM program.

Underwritten Public Offerings

During the year ended December 31, 2021, the Company completed an underwritten public offering of its securities (the “Public Offering”) pursuant to which it sold 0.7 million shares of its common stock and warrants to purchase up to 0.7 million shares of common stock for proceeds of $13.8 million, net of commissions and professional fees of approximately $1.2 million. The warrants issued in the Public Offering were immediately exercisable and have a term of five years and a per share exercise price of $21.60.

Stock Options

The Company has an incentive stock plan, the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”), and has granted stock options to employees, non-employee directors and consultants from the 2011 Plan. Options granted under the 2011 Plan may be Incentive Stock Options or Non-statutory Stock Options, as determined by the Administrator at the time of grant. During the year ended December 31, 2020, the Company’s stockholders approved an amendment to the 2011 Plan to increase the number of shares authorized for issuance under the 2011 Plan to a total of approximately 0.5 million. As of December 31, 2022, there were 0.2 million shares remaining available for issuance under the 2011 Plan.

During the year ended December 31, 2022, stock options to purchase 19.4 thousand shares of common stock were granted at a weighted average exercise price of $10.42 per share. The stock options have a term of ten years and are subject to vesting based on continuous service of the awardee over a period of four years. The stock options have an aggregate grant date fair value of $0.2 million.

CohBar, Inc.

Notes to Financial Statements

Note 10 - Stockholders’ Equity (continued)

During the year ended December 31, 2022, stock options to purchase 67.9 thousand shares of common stock were cancelled and returned to the option pool for future issuance.

During the year ended December 31, 2021, the Company granted stock options to employees to purchase 0.2 million shares of the Company’s common stock, including certain time and performance-based inducement awards, with grant date prices that ranged between $10.20 to $41.40 per share. The stock options have terms of ten years and are subject to vesting based on continuous service of the awardee over periods ranging from three to four years. The stock options have an aggregate grant date fair value of $5.8 million.

In connection with the appointment of Joseph Sarret as the Company’s Chief Executive Officer, the Company entered into an Inducement Stock Option Agreement with Dr. Sarret on May 3, 2021. Pursuant to such agreement, the Company granted Dr. Sarret (1) a time-based inducement nonqualified stock option and (2) a performance-based inducement nonqualified stock option to purchase approximately 0.1 million shares of common stock. The options have an exercise price of $40.50  and the time-based grant will vest as to 25% of the shares on the one-year anniversary of the grant date, May 3, 2021, with the remaining shares subject to the option vesting in 36 equal monthly installments. The time-based inducement award has an aggregate grant date fair value of $2.2 million. As of December 31, 2021, Dr. Sarret satisfied a portion of the performance conditions and 21.6 thousand shares of the 43.3 thousand shares possible under the performance-based award vested. The performance-based award had a fair value of $0.1 million. During the year ended December 31, 2022, Dr. Sarret forfeited his right to the unvested balance of the performance-based stock options, and stock options to purchase 21.6 thousand shares of the Company’s common stock were returned to the option pool.

During the year ended December 31, 2021, stock options to purchase 42.1 thousand shares of common stock were exercised for cash proceeds of $1.2 million.

During the year ended December 31, 2021, stock options to purchase 51.0 thousand shares of common stock were cancelled and returned to the option pool for future issuance.

The Company recorded stock-based compensation expense as follows:

	For the Years Ended December 31,
	2022	2021
Research and development	$81,706	$223,476
General and administrative	1,582,205	2,320,236
Total	$1,663,911	$2,543,712

CohBar, Inc.

Notes to Financial Statements

Note 10 - Stockholders’ Equity (continued)

The following table represents stock option activity for the years ended December 31, 2022 and 2021:

			Weighted Average				Aggregate
	Stock Options		Exercise Price		Fair Value	Contractual	Intrinsic
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Value
Balance – January 1, 2021	248,997	179,682	$61.80	$50.40	$50.40	6.27	$-
Granted	210,467	42,181	39.72	40.73	17.95	6.27	-
Exercised	(42,072)	-	-	-	-	-	-
Cancelled	(50,981)	-	-	-	-	-	-
Balance – December 31, 2021	366,411	204,230	$51.30	$47.40	$47.40	6.27	$-
Granted	19,367	694	10.42	10.42	4.53	6.27	-
Exercised	-	-	-	-	-	-	-
Cancelled	(67,921)	-	-	-	-	-	-
Balance – December 31, 2022	317,857	194,853	$45.38	$38.65	$38.65	6.27	$-

The following table summarizes information on stock options outstanding and exercisable as of December 31, 2022:

Grant Price		Weighted Average	Total	Number	Weighted Average
From	To	Exercise Price	Outstanding	Exercisable	Remaining Contractual Term
$6.00	$60.60	$34.32	268,357	147,218	7.20 years
$63.00	$138.00	$78.22	38,066	36,201	5.01 years
$159.00	$265.80	$172.14	11,434	11,434	5.32 years
		Totals	317,857	194,853

Warrants

During the year ended December 31, 2022, warrants to purchase 9.6 thousand shares of common stock expired and were cancelled.

During the year ended December 31, 2021, the Company granted warrants to two service providers to purchase a total of 2.0 thousand shares of its common stock with an exercise price of $41.40 per share. 1.7 thousand of these warrants were valued using the Black-Scholes option pricing model and the corresponding expense will be recognized over the service period of three years. 0.3 thousand of these warrants were performance based. During the year ended December 31, 2021, the performance criteria were met and the warrants were valued and expensed at the time the performance conditions were met. The warrants have terms that range from two to three years with vesting over a one-year period.

During the year ended December 31, 2021, warrants to purchase 48.4 thousand shares of common stock were exercised for cash proceeds of $2.1 million.

During the year ended December 31, 2021, warrants to purchase 106.0 thousand shares of common stock expired and were cancelled.

CohBar, Inc.

Notes to Financial Statements

Note 10 - Stockholders’ Equity (continued)

The following table represents warrant activity for the years ended December 31, 2022 and 2021:

			Weighted Average				Aggregate
	Warrants		Exercise Price		Fair Value	Contractual	Intrinsic
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Value
Balance – January 1, 2021	645,761	516,532	$48.60	$48.30	$24.30	4.07	$-
Granted	696,444	-	-	-	-	-	-
Exercised	(48,368)	-	-	-	-	-	-
Cancelled	(106,035)	-	-	-	-	-	-
Balance – December 31, 2021	1,187,803	1,187,664	$31.20	$31.20	$15.90	4.38	$-
Granted	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-
Cancelled	(9,634)	-	-	-	-	-	-
Balance – December 31, 2022	1,178,169	1,178,169	$30.67	$30.67	$17.83	3.41	$-

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) in which it purchases shares with the amounts accumulated during the offering period from employee directed payroll deferrals. Purchases of the Company’s common stock are equal to 85% of the closing market price of its common stock on the first day or last day of the offering period, whichever is lower. During the year ended December 31, 2022, 5.6 thousand shares were issued under the ESPP for $25.0 thousand of employee compensation deferrals. As of December 31, 2022, 10.5 thousand shares are available for future issuance under the ESPP.

During the year ended December 31, 2021, 589 shares were issued under the ESPP for $16.8 thousand of employee compensation deferrals.

Note 11 – Non-Cash Expenses

The following table details the Company’s non-cash expenses included in the accompanying statements of operations:

	For the Years Ended December 31,
	2022	2021
Operating expenses:
Stock-based compensation	$1,663,911	$2,543,712
Depreciation & amortization	99,247	140,914
Subtotal	$1,763,158	$2,684,626

Other expense:
Amortization of debt discount	8,350	31,687
Subtotal	$8,350	$31,687
Total non-cash expenses	$1,771,508	$2,716,313

Note 12 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date on which the financial statements were issued require adjustment or disclosure in the Company’s financial statements and has determined no such disclosure is required.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including Joseph Sarret, our Chief Executive Officer, and Jeff Biunno, our Chief Financial Officer (collectively, the “Certifying Officers”), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such terms are defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. These rules define internal control over financial reporting as a process designed by, or under the supervision of, the Certifying Officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's Assessment

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

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

Auditor Attestation

This Annual Report on Form 10-K does not include an attestation of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to applicable rules of the SEC.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as indicated below, the information required by this item is incorporated herein by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K (the “Proxy Statement”), including under the headings “Election of Directors,” “Executive Officers,” “Committees of the Board” and “Delinquent Section 16(a) Reports,” if applicable.

We have adopted a Code of Ethics and Business Conduct (the “Code of Conduct”) that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Code of Conduct is posted on our website located at https://www.cohbar.com/investors under “Governance.” We intend to disclose future amendments to certain provisions of the Code of Conduct, and waivers of the Code of Conduct granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement, including under the heading “Executive Officer Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as indicated below, the information required by this item is incorporated herein by reference to our Proxy Statement, including under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information

The following table provides information about our equity compensation plan as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of options warrants and rights (a)		Weighted-average exercise price of outstanding options warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	221,207		$46.35	167,178
Equity compensation plans not approved by stockholders	125,758	(1)	$33.56	-
Total	346,965		$41.71	167,178

(1)	Consists of inducement stock options granted to our Chief Executive Officer pursuant to an employment agreement, warrants issued to our former Chief Operating Officer pursuant to an employment agreement, warrants issued to four consultants pursuant to consulting agreements, and warrants issued to the Alzheimer’s Drug Discovery Foundation for the 2013 grant.

(2)	Consists of securities for two equity compensation plans approved by the Company’s stockholders, (i) an incentive stock plan, the Amended and Restated 2011 Equity Incentive Plan, as amended (the “2011 Plan”), under which the Company has granted stock options to employees, non-employee directors and consultants; and (ii) an Employee Stock Purchase Plan, which allows employees of the Company to purchase shares through payroll deductions during set offering periods.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement, including under the headings “Certain Relationships and Transactions with Related Persons” and “Corporate Governance.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement, including under the headings “Ratification of Appointment of Registered Independent Public Accounting Firm for 2023.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(a) Financial Statements

(b) Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(c) Exhibits

The following exhibits are filed herewith.

Exhibit Index

Exhibit No.	Description

3.1	Third Amended and Restated Articles of Incorporation – Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, as filed with the Commission on January 8, 2015.

3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation – Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, as filed with the Commission on June 18, 2020.

3.3	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation – Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, as filed with the Commission on September 22, 2022.

3.4	Amended and Restated Bylaws - Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K, as filed with the Commission on January 8, 2015.

4.1+	Description of the Registrant’s Securities

4.2	Common Stock Purchase Warrant, dated April 11, 2014, issued to Jon Stern – Incorporated by reference to Exhibit 10.7 of our Registration Statement on Form S-1 (File No. 333-200033), as filed with the Commission on November 10, 2014.

4.3	Form of Nontransferable Common Stock Purchase Warrants issued March and April 2018 – Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, as filed with the Commission on May 4, 2018.

4.4	Form of Amendment to Common Stock Purchase Warrant – Incorporated by reference to Exhibit 10.27 of our Annual Report on Form 10-K, as filed with the Commission on March 12, 2020.

4.5	Form of Nontransferable Common Stock Purchase Warrant – Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2020.

4.6	Form of Common Stock Purchase Warrant issued August 2020 – Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, as filed with the Commission on August 26, 2020.

4.7	Form of Common Stock Purchase Warrant issued December 2020 – Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, as filed with the Commission on December 22, 2020.

4.8	Form of Common Stock Purchase Warrant issued October 2021 – Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, as filed with the Commission on October 28, 2021.

10.1*	Amended and Restated 2011 Equity Incentive Plan – Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, as filed with the Commission on January 8, 2015.

10.2*	First Amendment to Amended and Restated 2011 Equity Incentive Plan – Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, as filed with the Commission on August 24, 2017.

10.3*	Second Amendment to Amended and Restated 2011 Equity Incentive Plan – Incorporated by reference to Exhibit 99.4 of our Registration Statement on Form S-8 (File No. 333-226434), as filed with the Commission on July 30, 2018.

10.4*	Third Amendment to Amended and Restated 2011 Equity Incentive Plan – Incorporated by reference to Exhibit 99.5 of our Registration Statement on Form S-8 (File No. 333-239387), as filed with the Commission on June 23, 2020.

10.5*	Form of Option Agreement under the 2011 Equity Incentive Plan – Incorporated by reference to Exhibit 10.2 of our Registration Statement on Form S-1 (File No. 333-200033), as filed with the Commission on November 10, 2014.

10.6	Exclusive License Agreement, dated August 6, 2013, between CohBar, Inc. and the Regents of the University of California – Incorporated by reference to Exhibit 10.4 of our Registration Statement on Form S-1 (File No. 333-200033), as filed with the Commission on November 10, 2014.

10.7	Exclusive License Agreement, dated November 3, 2011, between and among CohBar, Inc. and the Regents of the University of California, and Albert Einstein College of Medicine of Yeshiva University – Incorporated by reference to Exhibit 10.5 of our Registration Statement on Form S-1 (File No. 333-200033), as filed with the Commission on November 10, 2014.

10.8*	Form of Indemnification Agreement – Incorporated by reference to Exhibit 10.6 of our Registration Statement on Form S-1 (File No. 333-200033), as filed with the Commission on November 10, 2014.

10.9*

Executive Employment Agreement, dated November 27, 2013, between CohBar, Inc. and Jeffrey F. Biunno – Incorporated by reference to Exhibit 10.12 of our Registration Statement on Form S-1 (File No. 333-200033), as filed with the Commission on November 10, 2014.

10.10*

Amendment, dated as of July 11, 2016, to Executive Employment Agreement, dated as of November 27, 2013, between CohBar, Inc. and Jeffrey F. Biunno – Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, as filed with the Commission on November 14, 2016.

10.11*	Executive Employment Agreement, dated November 17, 2014, between CohBar, Inc. and Kenneth Cundy – Incorporated by reference to Exhibit 10.13 of the Amendment No. 2 of our Registration Statement on Form S-1 (File No. 333-200033), as filed with the Commission on November 28, 2014.

10.12*	Executive Employment Agreement dated April 26, 2021, by and between CohBar, Inc. and Dr. Joseph Sarret – Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, as filed with the Commission on August 12, 2021.

10.13*	Amendment, dated as of June 4, 2019, to Executive Employment Agreement, dated as of November 27, 2013, between CohBar, Inc. and Jeffrey F. Biunno – Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, as filed with the Commission on August 9, 2019.

10.14*	Employee Stock Purchase Plan – Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, as filed with the Commission on June 21, 2019.

10.15	At-the-Market Sales Agreement, dated May 27, 2020, between CohBar, Inc. and Virtu Americas LLC – Incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K, as filed with the Commission on May 27, 2020.

10.16*	Letter Agreement, dated January 5, 2022, between CohBar, Inc. and Kenneth Cundy – Incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K, as filed with the Commission on March 29, 2022.

23.1+	Consent of independent registered public accounting firm.

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(1)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Filed herewith.
(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
*	Indicates management contract, compensatory agreement or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2023		COHBAR, INC.

	By:	/s/ Jeffrey F. Biunno
Jeffrey F. Biunno
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each person whose signature appears below hereby authorizes and appoints Jeffrey F. Biunno and Joseph Sarret, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Sarret	Chief Executive Officer and Director	March 9, 2023
Joseph Sarret	(Principal Executive Officer)

/s/ Jeffrey F. Biunno	Chief Financial Officer, Treasurer and Secretary	March 9, 2023
Jeffrey F. Biunno	(Principal Financial and Accounting Officer)

/s/ David Greenwood	Chairman of the Board of Directors	March 9, 2023
David Greenwood

/s/ Carol Nast	Director	March 9, 2023
Carol Nast

/s/ Joanne Yun	Director	March 9, 2023
Joanne Yun

/s/ Stephanie Tozzo	Director	March 9, 2023
Stephanie Tozzo

/s/ Albion J. Fitzgerald	Director	March 9, 2023
Albion J. Fitzgerald

/s/ Misha Petkevich	Director	March 9, 2023
Misha Petkevich