Form 10-K/A
period 2022-12-31
CohBar, Inc.
filed 2023-04-28
CIK 1522602

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

1455 Adams Drive, Suite 1308
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

Auditor Name:	Auditor Location:	Auditor Firm ID:
Marcum LLP	New York, NY	688

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of CohBar, Inc. (“CohBar,” “we,” “us,” “our,” “its” or the “Company”) for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 9, 2023 (the “Original Form 10-K”) solely to:

●	disclose the information omitted from Part III, Items 10, 11, 12, 13 and 14 of the Original Form 10-K in reliance on Form 10-K General Instruction G(3);

●	delete the reference on the cover page of the Original Form 10-K to the incorporation by reference of portions of the proxy statement into Part III of the Original Form 10-K; and

●	file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

This Amendment is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of the Annual Report on Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2022. At this time, we are filing this Amendment to include Part III information in our Annual Report on Form 10-K because we do not intend to file our definitive proxy statement within 120 days of December 31, 2022.

In accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 of Part III of the Original Form 10-K are hereby amended and restated in their entirety. In addition, this Amendment amends and restates in its entirety Item 15 of Part IV of the Original Form 10-K to include new certifications by our principal executive officer and principal financial and accounting officer under Section 302 of the Sarbanes-Oxley Act of 2002, pursuant to Rule 12b-15 under the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of such certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, no other changes have been made to the Original Form 10-K. Except as otherwise indicated herein, this Amendment speaks as of the date of the Original Form 10-K and does not reflect other events that may have occurred after the date of the Original Form 10-K or modify or update any disclosures that may have been affected by subsequent events. The disclosures contained in the Original Form 10-K and in the documents incorporated therein by reference are provided as of the date of such disclosures.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Executive Officers and Directors

As of the date of this report, our directors and executive officers are as follows:

Name	Age	Position
Dr. Joseph J. Sarret	55	President, Chief Executive Officer and Director
Jeffrey F. Biunno	56	Chief Financial Officer, Treasurer and Secretary
David Greenwood(1)(2)	71	Chairman of the Board of Directors
Albion J. Fitzgerald(1)(2)(3)	74	Director
Carol Nast(3)	77	Director
Misha Petkevich(1)(2)	74	Director
Stephanie Tozzo	61	Director
Joanne Yun(2)(3)	52	Director

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Governance and Nominating Committee

Our business and affairs are managed under the direction of our Board of Directors (“Board”), which currently consists of seven members. Our entire Board of Directors stands for election at each annual meeting of stockholders. Each director holds office for a one-year term or until the election and qualification of their respective successor or until the earlier of their death, resignation or removal. Our Board elects all of our executive officers, who hold office until their respective successors are elected and qualified.

The following is a biographical summary of the experience of our executive officers and directors:

Executive Officers

Dr. Joseph J. Sarret joined CohBar as Chief Executive Officer and a member of our Board in May 2021. From April 2015 to June 2019, Dr. Sarret served as Chief Business Officer of Corium International, Inc., a commercial-stage biopharmaceutical company. Prior to that, Dr. Sarret served as Senior Vice President, Strategic Accounts at Solazyme, Inc., a renewable oils company, from March 2014 to December 2014. From June 2013 to December 2013, Dr. Sarret served as Chief Executive Officer and a member of the board of directors of Sevident, Inc., a biotechnology company. From August 2005 to August 2012, Dr. Sarret served in various roles at Codexis, Inc., a biotechnology company, including as Senior Vice President, Chief Business Officer, and President, Pharmaceutical Services and Enzyme Products. Prior to Codexis, Dr. Sarret practiced corporate and transactional law with Latham & Watkins, LLP, and served as Attending Physician and Acting Medical Director for the HIV Clinic at the University of California, San Francisco Medical Center. Dr. Sarret received his bachelor’s degree from Stanford University, his M.D. from the University of California, San Francisco School of Medicine, and a J.D. from Stanford Law School. We believe that Dr. Sarret’s industry experience provides him with the qualifications and skills to serve on our Board.

Jeffrey F. Biunno joined our Company in October 2013 as Chief Financial Officer and was appointed secretary and treasurer in September 2014. Prior to joining CohBar, Mr. Biunno served as chief financial officer, secretary and treasurer of ManageIQ, Inc., a provider of global cloud IT systems management solutions, from March 2012 until its acquisition by Red Hat, Inc. in December 2012. From February 2009 until March 2012, Mr. Biunno served as vice president and worldwide controller of Dialogic Inc., a provider of mobile telecommunications network software and hardware enterprise solutions then listed on Nasdaq. Mr. Biunno founded Scalable Financial Solutions, LLC, a financial consulting firm, and operated it from March 2008 to January 2009. From February 2005 to March 2008, Mr. Biunno worked at Geller & Company, a financial services consulting firm. From 1997 to 2004, Mr. Biunno served as vice president and corporate controller of Novadigm, Inc., an international provider of IT systems management solutions to Fortune 500 companies and government agencies. Mr. Biunno received a B.S. in accounting and an M.B.A. in finance from Montclair State University. Mr. Biunno is a certified public accountant.

Non-employee Directors

David Greenwood joined our Board in April 2019 and was appointed as chairman in April 2021. Mr. Greenwood served on the board of directors of Corium International, Inc. (“Corium”), a commercial biopharmaceutical company, from December 2010 to November 2018. He also served as chairman of Corium’s board of directors from December 2014 to November 2018, and as the executive chairman of its board of directors from June 2012 to December 2016.  He is the former president, chief executive officer, chief financial officer and director of Geron Corporation, a biotechnology company in the fields of regenerative medicine and cancer, where he worked from 1995 until December 2011. He was previously chairman of the board of directors of Geron’s wholly-owned subsidiary, Geron Bio-Med Limited, chairman of the board of directors of Geron’s majority-owned subsidiary, TA Therapeutics, Ltd., and on the board of directors of ViaGen, Inc., Clone International and Parnell Pharmaceuticals Holdings Ltd. He also served on the Board of Regents for Pacific Lutheran University. From 1979 to 1995, Mr. Greenwood held various positions with J.P. Morgan Chase & Co., an international banking firm. Mr. Greenwood received his bachelor’s degree from Pacific Lutheran University and his M.B.A. from Harvard Business School.  We believe that Mr. Greenwood’s financial and business expertise in the biopharmaceutical industry provides him with the qualifications and skills to serve on our Board.

Albion J. Fitzgerald has served as a member of our Board of Directors since May 2014 and served as chairman from July 2014 to April 2021. Mr. Fitzgerald previously served as chief executive officer and chairman of the board of directors of ManageIQ, Inc., a provider of global cloud IT systems management solutions. Mr. Fitzgerald was appointed as a director of ManageIQ in 2007 and served as strategic consultant to the Company from 2007 until April 2012 and as chief executive officer and chairman of the board of directors from April 2012 until its acquisition by Red Hat, Inc. in December 2012. In 1992 Mr. Fitzgerald co-founded Novadigm, Inc., an international provider of IT systems management solutions to Fortune 500 companies and government agencies with customers in 26 countries, where he invented a cybernetic genome translated from biological models for the autonomic management of global-scale IT networks. He served as its chairman and chief technology officer from 1992 and chief executive officer from 1995 until its acquisition by Hewlett Packard in 2004. Prior to Novadigm, Mr. Fitzgerald founded and served as chief executive officer of Telemetrix, Inc., a provider of enterprise IT systems and network management solutions to Fortune 500 companies. From 1980 to 1989, Mr. Fitzgerald was a strategic technology consultant to New York University responsible for architecting, building and managing the university’s computer center and campus-wide multi-media network. Mr. Fitzgerald began his technology career at IBM in 1966. We believe that Mr. Fitzgerald’s extensive experience in founding, funding and building emerging technology companies, the depth of his technology and business expertise, and his relevant experience as a director and officer of a publicly-traded enterprise software company provide him with the qualifications and skills to serve on our Board.

Carol Nast joined our Board in August 2021. Ms. Nast founded Enterprise Catalyst Group, Inc., a consulting company that services the medical industry, in January 2004 and has since served as its President from 2004 to June 2019 and from June 2021 to December 2022. Ms. Nast previously served as Chief Operating Officer of Mind Medicine, Inc., a company advancing psychedelic inspired medicines, from June 2019 to May 2021 and, prior to that, was Chief Operating Officer at NuGen Technologies, Inc., a genomics company, from 2001 to 2003. She also served as Vice President, Device Manufacturing at Nektar Therapeutics (previously, Inhale Therapeutics, Inc.) from 1999 to 2002, as Director of Operations of Syva (a division of Syntex Pharmaceuticals) from 1989 to 1996, and as Director of Operations of BioRad Laboratories, Inc. from 1985 to 1989. Ms. Nast received her bachelor’s degree in biochemistry and medical technology from Texas Christian University. We believe that Ms. Nast’s commercial and operational expertise provide her with the qualifications and skills to serve on our Board.

Misha Petkevich joined our Board in October 2019. Mr. Petkevich has more than 30 years of financial and investment experience in biotechnology and investment banking. Since 2015, Mr. Petkevich has been the Chief Investment Officer of V2M Capital, an investment firm funding life science companies. He currently serves as chairman of HingeBio, Inc., a biotechnology company developing bispecific and multispecific antibodies.  In 2005, he co-founded BladeRock Capital, LLC, an investment firm specializing in life science companies. Prior to founding BladeRock Capital, Mr. Petkevich founded The Petkevich Group, a biotechnology advisory firm, where he was Chairman and Chief Executive Officer from 1998 to 2005. Between 1989 and 1997, Mr. Petkevich served as Managing Director, as well as Head of Healthcare and Investment Banking at Robertson Stephens & Co.  Mr. Petkevich began his career at Hambrecht & Quist, an investment bank, where he served as a Principal, Head of Healthcare Banking and as a biotechnology analyst covering Genentech, Chiron and others. Mr. Petkevich received his bachelor’s degree from Harvard University and his DPhil from the University of Oxford. We believe that Mr. Petkevich’s industry, investment and financial advisory experience provides him with the qualifications and skills to serve on our Board.

Dr. Stephanie Tozzo, Ph.D. joined our Board in September 2021. Dr. Tozzo is currently Chief Scientific Officer at Avilar Therapeutics, a biotechnology company creating a broad and diverse pipeline of extracellular protein degraders as first-in-class medicines for the treatment of serious diseases. As a leader in drug discovery, translational sciences and medicine, Dr. Tozzo has over 26 years of experience in leadership roles in biotech/startups and large pharma organizations. She has initiated and progressed discovery programs to the clinic by building and effectively leading teams in preclinical biology, chemistry, pharmacology, DMPK, safety and biomarker studies in various disease indications. Over the past 8 years, Dr. Tozzo served at Cellarity (a Flagship Pioneering company) as Senior Vice President, Drug Development and Head of R&D and as Senior Vice President, Translational Sciences at Mitobridge (acquired by Astellas), building teams and strong program pipelines, scientifically leading financing campaigns and pharma partnerships and supporting clinical teams through Phase 1 and clinical proof of concept studies. Earlier in her career, Dr. Tozzo held leading positions at Merck, Roche, BMS, Millennium, Chiron and ErgoScience. She received her Ph.D. in Molecular and Cellular Endocrinology from the University XI in Paris, France, completed her post-doctoral training in the Endocrine Division at Beth Israel/Harvard Medical School in Boston and has authored over 40 peer-reviewed publications and patents. We believe that Dr. Tozzo’s industry experience provide her with the qualifications and skills to serve on our Board.

Dr. Joanne Yun, Ph.D. joined our Board in September 2021. Dr. Yun currently serves as a partner at Egon Zehnder International, a leadership advisory firm, and is currently a member of the firm’s Health Practice, where she leads their Research & Development segment. Prior to joining Egon Zehnder in June 2007, Dr. Yun served as a director in the Global Oncology Business Unit for Bayer HealthCare Pharmaceuticals from April 2001 to April 2007, with responsibility for oncology program management and new product planning. Dr. Yun started her career in February 1998 with Bayer AG and continued there until March 2001 in various research management roles. Dr. Yun earned a bachelor’s degree in chemistry and French from Amherst College and a Ph.D. in chemistry from the Massachusetts Institute of Technology. She was a National Institutes of Health Postdoctoral Fellow at The Scripps Research Institute and is a member of the American Society of Clinical Oncology, the American Society of Hematology, and the American Chemical Society. We believe that Dr. Yun’s industry experience and large network provide her with the qualifications and skills to serve on our Board.

Family Relationships

No family relationships exist among any of the directors or executive officers. No arrangement or understanding exists between any director or executive officer and any other person pursuant to which any such director or executive officer was selected as a director or executive officer of CohBar, respectively.

Code of Ethics and Business Conduct

The Board of Directors encourages and promotes a culture of ethical business conduct through communication and supervision as part of their overall stewardship responsibility. Our Board of Directors adopted a code of ethics and business conduct applicable to all of our employees, including our executive officers and directors, and those employees responsible for financial reporting. Our code of ethics and business conduct establishes procedures that allow our directors, officers and employees to confidentially submit their concerns regarding questionable ethical, moral, accounting or auditing matters, without fear of retaliation. The code of business conduct and ethics is available on our website at www.cohbar.com. We expect that, to the extent required by law, any amendments to the code, or any waivers of its requirements, will be disclosed on our website and in mandatory filings.

Audit Committee and Audit Committee Financial Expert

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee currently consists of Misha Petkevich, Albion J. Fitzgerald and David Greenwood. Mr. Petkevich currently serves as the chairperson of the Audit Committee.

Our Board evaluated the independence and qualification of our current directors to serve on our Audit Committee based on applicable rules of the SEC and the Nasdaq Capital Market, and determined that Messrs. Petkevich, Fitzgerald and Greenwood are each independent as defined by the standards applicable to audit committee members. Our Board of Directors has also determined that each of the committee members meets the requirements of financial literacy under SEC rules and the requirements of the Nasdaq Capital Market, and that Mr. Petkevich meets the requirements for designation as an “audit committee financial expert,” as defined under SEC rules.

Item 11. Executive Compensation

Our named executive officers, or NEOs, for 2022, which consist of our principal executive officer, principal financial officer and former scientific officer, are:

●	Dr. Joseph J. Sarret, our President and Chief Executive Officer;

●	Jeffrey F. Biunno, our Chief Financial Officer, Treasurer and Secretary; and

●	Kenneth Cundy, our former Chief Scientific Officer.

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation earned by, awarded to or paid to our named executive officers in the years ended December 31, 2022 and 2021:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards(3) ($)		All Other Compensation ($)	Total ($)
Dr. Joseph J. Sarret(1)(2)	2022	459,000	114,750	—		9,150	582,900
Chief Executive Officer	2021	294,231	150,000	2,768,350	(5)	1,558	3,214,138
Jeffrey F. Biunno(2)	2022	345,000	72,450	—		9,150	426,600
Chief Financial Officer	2021	291,500	87,450	435,750		8,700	823,400
Kenneth C. Cundy(4)	2022	103,205	—	—		198,611	301,816
Former Chief Scientific Officer	2021	350,000	105,000	208,200		8,700	695,502

(1)	Dr. Sarret was appointed as our Chief Executive Officer effective May 3, 2021.

(2)	All Other Compensation in 2022 and 2021 includes 401(k) contributions paid by us.

(3)	Option Awards granted in 2021 reflect the aggregate grant date fair value of the applicable stock option, calculated in accordance with Accounting Standards Codification Topic 718 as described in Note 3, Share-Based Payments, to the Original Form 10-K.

(4)	Dr. Cundy resigned as our Chief Scientific Officer effective March 31, 2022. All Other Compensation in 2022 includes (i) 175,000 of severance paid over a six-month period from Dr. Cundy’s resignation; (ii) $17,365 of COBRA premiums paid; and (iii) $6,246 of 401K Contributions paid by us.

(5)	For the performance-based stock option awards, we computed the grant date fair value of the performance-based stock option awards based on the achievement of the performance-based stock option awards’ performance conditions at 100% of target. The aggregate grant date fair value for the performance-based stock option awards granted to Dr. Sarret is $124,150.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding outstanding stock options held by our NEOs as of December 31, 2022.

		Option Awards
Name	Grant Date(1)	Number of Securities Underlying Unexercised Options			Option Exercise Price ($)	Option Expiration Date
		Exercisable (#)	Unexercisable (#)	Unearned (#)
Joseph J. Sarret	05/03/2021(2)	55,973	52,362	--	40.50	05/02/2031
Jeffrey F. Biunno	04/09/2014	10,480	--	--	7.80	04/09/2024
	01/29/2017	834	--	--	72.00	01/29/2027
	03/25/2018	4,167	--	--	159.00	03/25/2028
	04/26/2021(3)	9,723	3,612	--	41.40	04/26/2031
	12/29/2021(4)	625	1,875	--	10.20	12/29/2031
Kenneth C. Cundy	11/20/2014	25,000	--	--	21.90	3/31/2023
	01/29/2017	16,667	--	--	72.00	3/31/2023
	04/26/2021	3,612	--	--	41.40	3/31/2023

(1)	All of the options identified are subject to the provisions of the 2011 Equity Incentive Plan and the applicable option award agreement, and have a maximum term of ten years. Options to purchase 118,334 shares were granted to Dr. Sarret outside of the 2011 Equity Incentive Plan upon his hire and are inducement option awards.

(2)	The unexercisable options vest in monthly installments on the third of each month through May 3, 2025.

(3)	Options vest in 48 equal monthly installments beginning January 1, 2020.

(4)	Options vest in 48 equal monthly installments beginning December 29, 2021.

Employment Agreements

Joseph J. Sarret. We entered into an Executive Employment Agreement with Dr. Sarret, effective May 3, 2021, which sets forth conditions of Dr. Sarret’s employment as our Chief Executive Officer. Dr. Sarret also executed the Company’s standard form of Proprietary Information and Inventions Assignment Agreement. Dr. Sarret’s Executive Employment Agreement entitles him to an initial base salary of $450,000 annually, and he is eligible to receive an annual bonus of fifty percent of his annual salary, payable at the discretion of the Board of Directors upon achievement of performance targets established by the Board of Directors from time to time. In addition, and as an inducement for Dr. Sarret to become our Chief Executive Officer, Dr. Sarret was granted a stock option to purchase 86,667 shares of our common stock, which will become vested and exercisable in installments with respect to twenty-five percent of the shares on the one-year anniversary of the vesting commencement date and in thirty-six equal monthly installments thereafter, subject to Dr. Sarret’s continued service to our Company on each applicable vesting date. Likewise, Dr. Sarret was granted a stock option to purchase 43,334 shares of our common stock, which was subject to vesting over two years based on the achievement of certain performance criteria determined by the Board (the “Performance Option”). In December 2021, the Compensation Committee of the Board determined that Dr. Sarret had met the performance criteria as to 50% of the Performance Option, which portion vested immediately. In December 2022, Dr. Sarret provided the Company with notice that he had forfeited his right to the remaining 50% of the Performance Option. In January 2022, Dr. Sarret’s base salary was increased to $459,000. The details of Dr. Sarret’s compensation for the years ended December 31, 2022 and 2021 are included above in the Summary Compensation Table.

The Executive Employment Agreement entitles Dr. Sarret to certain severance payments and other benefits if his employment is terminated by us without “cause,” or upon his resignation for “good reason,” each as defined in the Executive Employment Agreement. Upon any such termination of Dr. Sarret’s employment, he would be entitled to receive a severance payment equal to one-hundred percent of his base salary, a prorated amount of his target bonus for the then-current fiscal year, and reimbursement for COBRA coverage elected by Dr. Sarret for himself and the members of his immediate family through the earlier of (i) one year following the termination and (ii) the date Dr. Sarret and the members of his immediate family become eligible for coverage under another employer’s plans. If Dr. Sarret’s termination without “cause” or resignation for “good reason” occurs within twelve months following a change in control of the Company, then he would be entitled to receive a severance payment equal to one-hundred percent of his then current base salary plus one-hundred percent of his target bonus for the then-current fiscal year, reimbursement for any COBRA coverage elected by Dr. Sarret for himself and his covered dependents through the earlier of (i) twelve months following such termination and (ii) the date Dr. Sarret and his covered dependents become eligible for coverage under another employer’s plans, and one-hundred percent vesting acceleration of then-unvested and outstanding equity awards, provided that the vesting acceleration of any then-unvested and outstanding performance-based equity awards shall be deemed achieved at “target” unless provided otherwise in the applicable award agreement.

Jeffrey F. Biunno. We entered into an Executive Employment Agreement with Mr. Biunno, dated November 27, 2013, which, as amended on July 11, 2016, sets forth certain conditions of Mr. Biunno’s at-will employment with the Company. Mr. Biunno also executed the Company’s standard form of Proprietary Information and Inventions Assignment Agreement. The Executive Employment Agreement includes his initial base salary, discretionary annual incentive bonus opportunity, certain initial equity incentive awards and standard employee benefit plan participation. The details of Mr. Biunno’s compensation for the years ended December 31, 2022 and 2021 are included above in the Summary Compensation Table. In January 2022, Mr. Biunno’s base salary was increased to $345,000 per annum and Mr. Biunno’s target bonus was increased to thirty-five percent of his base salary.

The Executive Employment Agreement entitles Mr. Biunno to certain severance payments and other benefits if his employment is terminated by us without “cause,” or upon his resignation for “good reason,” each as defined in the Executive Employment Agreement. Upon any such termination of Mr. Biunno’s employment, he would be entitled to a severance payment in an aggregate gross amount equal to fifty percent of his then current base salary, and reimbursement for any COBRA coverage elected by Mr. Biunno for himself and the members of his immediate family for a period of six months following such termination. Additionally, any options that would have vested during the twelve-month period immediately following his termination date would vest and become exercisable immediately.

Kenneth C. Cundy. We entered into an Executive Employment Agreement with Dr. Cundy, dated November 17, 2014, which set forth certain conditions of Dr. Cundy’s at-will employment with the Company as the Company’s Chief Scientific Officer. Dr. Cundy also executed the Company’s standard form of Proprietary Information and Inventions Assignment Agreement. The Executive Employment Agreement included his initial base salary, discretionary annual incentive bonus opportunity, certain initial equity incentive awards and standard employee benefit plan participation. The details of Dr. Cundy’s compensation for the years ended December 31, 2022 and 2021 are included above in the Summary Compensation Table.

The Executive Employment Agreement entitled Dr. Cundy to certain severance payments and other benefits if his employment was terminated by us without “cause,” or upon his resignation for “good reason,” each as defined in the Executive Employment Agreement. Dr. Cundy’s employment ended on March 31, 2022. Prior to his final day of employment and in consideration of his transitional services, Dr. Cundy continued to receive his regular base salary. Upon the termination of Dr. Cundy’s employment, in exchange for a release and waiver of claims and in lieu of the severance payments and benefits set forth in his Executive Employment Agreement, he received (i) severance payments paid in consecutive installments totaling $175,000, which is equal to six months of his base salary, (ii) payment for six months of COBRA premiums, paid in consecutive installments by the Company, for Dr. Cundy and his eligible dependents, (iii) acceleration of Dr. Cundy’s stock option, granted on April 26, 2021 as if Dr. Cundy had remained in service for an additional twelve months and (iv) an extension of the exercise period of Dr. Cundy’s outstanding options to a period of twelve months following his final date of employment.

Perquisites and Other Benefits

Historically, we have not provided significant perquisites or other personal benefits to our executive officers. Our executive officers are eligible to participate in our medical, dental, vision, 401(k), life, and disability plans and programs on substantially the same terms as eligible non-executive employees, subject to legal limits on the amounts that may be contributed or paid to executive officers under these plans. We do not have a pension plan that provides for payments to any of our executives at, following, or in connection with retirement and do not plan to establish one in the near future. In 2022, the Company made safe harbor contributions to our executive officers’ 401(k) accounts. We may provide perquisites or other personal benefits in limited circumstances, such as where we believe it is appropriate to assist an individual executive officer in the performance of his or her duties, to make our executive officers more efficient and effective, and for recruitment, motivation or retention purposes. We do not expect that these perquisites or other personal benefits will be a significant aspect of our executive compensation program. All future practices with respect to perquisites or other personal benefits will be approved and subject to periodic review by the Compensation Committee.

Director Compensation

Director Compensation Policy

Beginning October 1, 2022, all non-employee directors received annual cash retainers of $40,000, except for Mr. Greenwood, the Chairman of the Board, who received an annual cash retainer of $70,000. In addition, each member of the Audit, Compensation and Governance and Nominating Committees received an annual cash retainer in the amount of $7,500, $5,000 and $4,000, respectively. Prior to October 1, 2022, all non-employee directors received annual cash retainers of $60,000, except for Mr. Greenwood, the Chairman of the Board, who received an annual cash retainer of $180,000. In addition, each member of the Audit, Compensation and Governance and Nominating Committees received an annual cash retainer in the amount of $5,000, $3,000 and $1,500, respectively.

In connection with her appointment to the Board, Ms. Tozzo received an award of options to purchase 6,667 shares of the Company’s common stock, subject to vesting over a four-year period. This is consistent with the Company’s current general practice to provide newly appointed directors with a stock option award to purchase up to 6,667 shares of common stock, which vests monthly over a four-year period.

All directors are entitled to reimbursement of ordinary expenses incurred in connection with attendance at meetings of our Board.

2022 Director Compensation

The following table sets forth information for the year ended December 31, 2022 regarding the compensation awarded to, earned by or paid to our non-employee directors. Dr. Sarret, our current CEO and director, is not included in the table below, as he was an employee and received no compensation for his service as a director. The compensation received by Dr. Sarret as an employee is shown in the “Executive Compensation—Summary Compensation Table” above.

Name	Total Fees Paid in Cash($)	Grant Date Fair Value of Stock Option	Total Fees from Awards or Paid in Cash($)
David Greenwood	171,875	--	171,875
Albion J. Fitzgerald	66,250	--	66,250
Phyllis Gardner (1)	32,000	--	32,000
Carol Nast	65,750	--	65,750
Misha Petkevich	73,500	--	73,500
Stephanie Tozzo	27,137	30,400	57,537
Joanne Yun	58,125	--	58,125

(1)	Dr. Gardner served on the Board until the end of her term in June 2022.

Outstanding Equity Awards

The following table sets forth certain information regarding outstanding stock options held by our directors (excluding our NEOs) as of December 31, 2022.

Name	Outstanding(1)	Vested(1)
David Greenwood	23,334	13,056
Albion Fitzgerald	25,000	21,112
Carol Nast	6,667	2,292
Misha Petkevich	13,334	8,056
Stephanie Tozzo	6,667	695
Joanne Yun	6,667	2,153
Phyllis Gardner	--	--

(1)	All of the options identified are subject to the provisions of the 2011 Equity Incentive Plan and the applicable option award agreement and have a maximum term of ten years.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to holdings of our common stock by (i) stockholders who beneficially owned more than 5% of the outstanding shares of our common stock, and (ii) each of our directors (which includes all nominees), each of our named executive officers and all directors and executive officers as a group. The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power.

Applicable percentage ownership is based on shares of common stock outstanding as of April 19, 2023. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, or other rights held by such person that are currently exercisable or will become exercisable within 60 days of April 19, 2023, are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

We believe, based on information provided to us, that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Albion Fitzgerald(2)	87,026	2.97%
David Greenwood(3)	18,890	*
Jeffrey F. Biunno(4)	25,701	*
Joseph Sarret(5)	77,258	2.59%
Kenneth C. Cundy(6)	--	*
Joanne Yun(7)	2,917	*
Misha Petkevich(8)	28,157	*
Stephanie Tozzo(9)	1,389	*
Carol Nast(10)	2,500	*
Directors and executive officers as a group (8 people)	243,838	7.96%

5% or Greater Shareholders
Pinchas Cohen(11)	184,852	6.36%
Nir Barzilai (12)	172,839	5.94%

(1)	The address of each individual listed is c/o CohBar, Inc., 1455 Adams Drive, Suite 1308, Menlo Park, CA 94025.

(2)	Shares beneficially owned includes (i) 205 shares of common stock subject to currently exercisable warrants, (ii) 22,224 shares of common stock subject to stock options exercisable within 60 days of April 19, 2023, (iii) 16,667 shares held by Mr. Fitzgerald’s spouse, and (iv) 16,667 shares held in a trust account over which Mr. Fitzgerald’s spouse has sole voting and dispositive authority.

(3)	Shares beneficially owned includes (i) 16,389 shares of common stock subject to stock options exercisable within 60 days of April 19, 2023 and (ii) 1,167 shares of common stock subject to currently exercisable warrants.

(4)	Shares beneficially owned includes (i) 23,258 shares of common stock subject to stock options exercisable within 60 days of April 19, 2023, (ii) 363 shares of common stock subject to currently exercisable warrants, and (iii) 167 shares of common stock held in an account of Mr. Biunno’s daughter. Mr. Biunno’s daughter has shared voting and investment power over the shares of common stock held in her account.

(5)	Shares beneficially owned includes 72,223 shares of common stock subject to stock options exercisable within 60 days of April 19, 2023.

(6)	Dr. Cundy is our former Chief Scientific Officer and does not beneficially own any shares of common stock.

(7)	Shares beneficially owned includes 2,917 shares of common stock subject to stock options exercisable within 60 days of April 19, 2023.

(8)	Shares beneficially owned includes (i) 9,445 shares of common stock subject to stock options exercisable within 60 days of April 19, 2023, (ii) 5,123 shares of common stock subject to currently exercisable warrants and (iii) 13,587 shares held by V2M Life Sciences L.P. (“V2M”), of which Mr. Petkevich is a General Partner. Mr. Petkevich has sole voting and dispositive power over the shares held by V2M, and disclaims beneficial ownership over such securities except to the extent of his pecuniary interest therein.

(9)	Shares beneficially owned includes 1,389 shares of common stock subject to stock options exercisable within 60 days of April 19, 2023.

(10)	Shares beneficially owned includes 2,500 shares of common stock subject to stock options exercisable within 60 days of April 19, 2023.

(11)	Shares beneficially owned includes 2,778 shares of common stock subject to stock options exercisable within 60 days of April 19, 2023 and expire on June 30, 2023.

(12)	Shares beneficially owned includes 2,778 shares of common stock subject to stock options exercisable within 60 days of April 19, 2023 and expire on June 30, 2023.

*	less than 1.0%

Equity Compensation Plan Information

The following table provides information about our equity compensation plan as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	221,207		$46.35	161,178	(1)
Equity compensation plans not approved by stockholders	125,758	(2)	$33.56	--
Total	346,965		$41.71	167,178

(1)	Consists of securities for two equity compensation plans approved by the Company’s stockholders, (i) an incentive stock plan, the Amended and Restated 2011 Equity Incentive Plan, as amended (the “2011 Plan”), under which the Company has granted stock options to employees, non-employee directors and consultants; and (ii) an Employee Stock Purchase Plan, which allows employees of the Company to purchase shares through payroll deductions during set offering periods.

(2)	Consists of inducement stock options granted to our Chief Executive Officer pursuant to an employment agreement, warrants issued to our former Chief Operating Officer pursuant to an employment agreement, warrants issued to four consultants pursuant to consulting agreements, and warrants issued to the Alzheimer’s Drug Discovery Foundation.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a summary of each transaction or series of similar transactions since January 1, 2021, to which we were a party in which:

●	the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and

●	any of our directors or executive officers or any beneficial owners of 5% of any class of our voting capital stock or affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described under the section titled “Executive Compensation” above.

Beneficial ownership of securities is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to such securities.

Policies and Procedures for Related Person Transactions

Our Board of Directors has adopted a written policy stating that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related person transaction with us without the prior consent of the independent members of our Board of Directors. Under this policy, any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeds $120,000 and pursuant to which such person would have a direct or indirect interest must first be presented to the independent members of our Board of Directors for review, consideration and approval. In approving or rejecting any such proposal, the independent members of our Board of Directors are to consider the material facts of the transaction, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Related Person Transactions

In January 2022 we repaid principal and interest in the amount of $0.5 million to Albion Fitzgerald, one of our directors, as satisfaction of our obligations under a promissory note.

Our Third Amended and Restated Certificate of Incorporation, as amended, contains provisions limiting the liability of directors, and our Bylaws provide that we will indemnify each of our directors and officers, and may indemnify our employees and other agents, to the fullest extent permitted under Delaware law. In addition, we have entered into an indemnification agreement with each of our directors and our executive officers.

Director Independence

The Company’s Common Stock is listed on the Nasdaq Capital Market (“Nasdaq”) and the Company uses Nasdaq’s listing standards to determine director independence. Under Nasdaq’s listing standards and the Governance Guidelines, the Board must consist of a majority of independent directors, and the Audit, Governance, and Compensation Committees must consist solely of independent directors. Our Board of Directors has determined that David Greenwood, Albion Fitzgerald, Stephanie Tozzo, Misha Petkevich, Joanne Yun and Carol Nast each qualify as “independent” in accordance with the listing requirements of Nasdaq. In addition, the Board determined that Phyllis Gardner, who served as director until June 2022 was independent during the time she served as director. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our Board of Directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Item 14. Principal Accountant Fees and Services

We have employed Marcum LLP as our registered independent public accounting firm since 2014.

We understand the need for Marcum LLP to maintain objectivity and independence in its audit of our financial statements. To minimize relationships that could appear to impair the objectivity of Marcum LLP, the Audit Committee has restricted the non-audit services that Marcum LLP may provide. It is the policy of the Audit Committee to pre-approve all audit and permissible non-audit services provided by our independent auditors.

Under these policies, with Audit Committee pre-approval, we may use Marcum LLP for the following categories of non-audit services: merger and acquisition due diligence and audit services; tax services; internal control reviews; employee benefit plan audits; and reviews and procedures that we engage Marcum LLP to undertake to provide assurances on matters not required by laws or regulations.

The aggregate fees and expenses billed, or expected to be billed, for professional services rendered by Marcum LLP for the years ended December 31, 2022 and 2021 were as follows:

Type	2022	2021
Audit Fees (1)	$116,493	$109,515
Audit-Related Fees (2)	13,382	49,146
Tax Fees (3)	26,756	18,025
All Other Fees	-	-
Total Fees	$156,631	$176,686

(1)	Audit Fees consist of fees billed and expected to be billed for services rendered for the audits of our financial statements for the fiscal years ended December 31, 2022 and 2021 and reviews of interim financial statements.

(2)	Audit-Related Fees include fees billed for services related to registration statements and filings with the SEC in 2022 and 2021.

(3)	Tax Fees consist of fees billed for professional services related to preparation of our U.S. federal and state income tax returns, tax advice and use tax compliance services.

Tax services in 2022 and 2021 were pre-approved by the Audit Committee of our Board of Directors.  All future permitted audit, audit-related, tax and other services that the independent auditors may perform are expected to be pre-approved in accordance with pre-approval policies and procedures adopted by our Audit Committee pursuant to that committee’s charter, as amended or modified from time to time.

The Audit Committee believes that the foregoing expenditures are compatible with maintaining the independence of our independent registered public accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

The response to this portion of Item 15 is set forth under Item 8 of the Original Form 10-K and the information incorporated by reference therein.

(b)	Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(c)	Exhibits

Exhibit Index

Exhibit No.	Description
3.1	Third Amended and Restated Articles of Incorporation – Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, as filed with the Commission on January 8, 2015.
3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation – Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, as filed with the Commission on June 18, 2020.
3.3	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation – Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, as filed with the Commission on September 22, 2022.
3.4	Amended and Restated Bylaws - Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K, as filed with the Commission on January 8, 2015.
4.1**	Description of the Registrant’s Securities
4.2	Common Stock Purchase Warrant, dated April 11, 2014, issued to Jon Stern – Incorporated by reference to Exhibit 10.7 of our Registration Statement on Form S-1 (File No. 333-200033), as filed with the Commission on November 10, 2014.
4.3	Form of Nontransferable Common Stock Purchase Warrants issued March and April 2018 – Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, as filed with the Commission on May 4, 2018.
4.4	Form of Amendment to Common Stock Purchase Warrant – Incorporated by reference to Exhibit 10.27 of our Annual Report on Form 10-K, as filed with the Commission on March 12, 2020.
4.5	Form of Nontransferable Common Stock Purchase Warrant – Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q, as filed with the Commission on August 13, 2020.
4.6	Form of Common Stock Purchase Warrant issued August 2020 – Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, as filed with the Commission on August 26, 2020.
4.7	Form of Common Stock Purchase Warrant issued December 2020 – Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, as filed with the Commission on December 22, 2020.
4.8	Form of Common Stock Purchase Warrant issued October 2021 – Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, as filed with the Commission on October 28, 2021.
10.1*	Amended and Restated 2011 Equity Incentive Plan – Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, as filed with the Commission on January 8, 2015.
10.2*	First Amendment to Amended and Restated 2011 Equity Incentive Plan – Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, as filed with the Commission on August 24, 2017.
10.3*	Second Amendment to Amended and Restated 2011 Equity Incentive Plan – Incorporated by reference to Exhibit 99.4 of our Registration Statement on Form S-8 (File No. 333-226434), as filed with the Commission on July 30, 2018.
10.4*	Third Amendment to Amended and Restated 2011 Equity Incentive Plan – Incorporated by reference to Exhibit 99.5 of our Registration Statement on Form S-8 (File No. 333-239387), as filed with the Commission on June 23, 2020.
10.5*	Form of Option Agreement under the 2011 Equity Incentive Plan – Incorporated by reference to Exhibit 10.2 of our Registration Statement on Form S-1 (File No. 333-200033), as filed with the Commission on November 10, 2014.

10.6	Exclusive License Agreement, dated August 6, 2013, between CohBar, Inc. and the Regents of the University of California – Incorporated by reference to Exhibit 10.4 of our Registration Statement on Form S-1 (File No. 333-200033), as filed with the Commission on November 10, 2014.
10.7	Exclusive License Agreement, dated November 3, 2011, between and among CohBar, Inc. and the Regents of the University of California, and Albert Einstein College of Medicine of Yeshiva University – Incorporated by reference to Exhibit 10.5 of our Registration Statement on Form S-1 (File No. 333-200033), as filed with the Commission on November 10, 2014.
10.8*	Form of Indemnification Agreement – Incorporated by reference to Exhibit 10.6 of our Registration Statement on Form S-1 (File No. 333-200033), as filed with the Commission on November 10, 2014.
10.9*	Executive Employment Agreement, dated November 27, 2013, between CohBar, Inc. and Jeffrey F. Biunno – Incorporated by reference to Exhibit 10.12 of our Registration Statement on Form S-1 (File No. 333-200033), as filed with the Commission on November 10, 2014.
10.10*	Amendment, dated as of July 11, 2016, to Executive Employment Agreement, dated as of November 27, 2013, between CohBar, Inc. and Jeffrey F. Biunno – Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, as filed with the Commission on November 14, 2016.
10.11*	Executive Employment Agreement, dated November 17, 2014, between CohBar, Inc. and Kenneth Cundy – Incorporated by reference to Exhibit 10.13 of the Amendment No. 2 of our Registration Statement on Form S-1 (File No. 333-200033), as filed with the Commission on November 28, 2014.
10.12*	Executive Employment Agreement dated April 26, 2021, by and between CohBar, Inc. and Dr. Joseph Sarret – Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, as filed with the Commission on August 12, 2021.
10.13*	Amendment, dated as of June 4, 2019, to Executive Employment Agreement, dated as of November 27, 2013, between CohBar, Inc. and Jeffrey F. Biunno – Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, as filed with the Commission on August 9, 2019.
10.14*	Employee Stock Purchase Plan – Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, as filed with the Commission on June 21, 2019.
10.15	At-the-Market Sales Agreement, dated May 27, 2020, between CohBar, Inc. and Virtu Americas LLC – Incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K, as filed with the Commission on May 27, 2020.
10.16*	Letter Agreement, dated January 5, 2022, between CohBar, Inc. and Kenneth Cundy – Incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K, as filed with the Commission on March 29, 2022.
23.1**	Consent of independent registered public accounting firm.
31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.3+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.4+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Filed herewith.
*	Indicates management contract, compensatory agreement or arrangement.
**	Previously filed with the Original Form 10-K.
***	Previously furnished with the Original Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 28, 2023	COHBAR, INC.

	By:	/s/ Jeffrey F. Biunno
Jeffrey F. Biunno
Chief Financial Officer
(Principal Financial and Accounting Officer)