Form 10-Q
period 2023-03-31
CohBar, Inc.
filed 2023-05-15
CIK 1522602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 11, 2023, the registrant had outstanding 2,906,926 shares of common stock.

COHBAR, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CohBar, Inc.

Balance Sheets

	As of
	March 31, 2023	December 31, 2022
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$5,392,390	$5,930,731
Investments	8,688,947	9,806,591
Vendor receivable	-	27,500
Prepaid expenses and other current assets	237,300	453,681
Total current assets	14,318,637	16,218,503
Property and equipment, net	2,335	65,509
Intangible assets, net	17,776	18,083
Other assets	63,572	63,572
Total assets	$14,402,320	$16,365,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$532,423	$180,104
Accrued liabilities	49,513	327,868
Accrued payroll and other compensation	316,605	525,666
Total liabilities	898,541	1,033,638

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized 5,000,000 shares; No shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.001 par value, Authorized 12,000,000 shares; Issued and outstanding 2,906,926 shares as of March 31, 2023 and Decemebr 31, 2022, respectively	2,907	2,907
Additional paid-in capital	112,575,993	112,238,392
Accumulated deficit	(99,075,121)	(96,909,270)
Total stockholders’ equity	13,503,779	15,332,029
Total liabilities and stockholders’ equity	$14,402,320	$16,365,667

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Statements of Operations

(unaudited)

	For The Three Months Ended March 31,
	2023	2022

Revenues	$-	$-

Operating expenses:
Research and development	1,020,739	1,506,308
General and administrative	1,279,273	1,744,918
Total operating expenses	2,300,012	3,251,226
Operating loss	(2,300,012)	(3,251,226)

Other income (expense):
Interest income	134,161	-
Interest expense	-	(1,824)
Amortization of debt discount and offering costs	-	(8,723)
Total other income (expense)	134,161	(10,547)
Net loss	$(2,165,851)	$(3,261,773)
Basic and diluted net loss per share	$(0.75)	$(1.13)
Weighted average common shares outstanding - basic and diluted	2,906,926	2,890,878

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Statements of Changes in Stockholders’ Equity

(unaudited)

	Three Month Period Ended March 31, 2023
			Additional		Total
	Common Stock		Paid-in-	Accumulated	Stockholders’
	Number	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	2,906,926	$2,907	$112,238,392	$(96,909,270)	$15,332,029
Stock-based compensation	-	-	337,601	-	337,601
Net loss	-	-	-	(2,165,851)	(2,165,851)
Balance, March 31, 2023	2,906,926	$2,907	$112,575,993	$(99,075,121)	$13,503,779

	Three Month Period Ended March 31, 2022
			Additional		Total
	Common Stock		Paid-in-	Accumulated	Stockholders’
	Number	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	2,877,986	$2,878	$110,339,011	$(84,734,062)	$25,607,827
Stock-based compensation	-	-	456,423	-	456,423
Sale of common stock in ATM, net	21,404	21	200,603	-	200,624
Net loss	-	-	-	(3,261,773)	(3,261,773)
Balance, March 31, 2022	2,899,390	$2,899	$110,996,037	$(87,995,835)	$23,003,101

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Statements of Cash Flows

(unaudited)

	For The Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,165,851)	$(3,261,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	63,481	32,801
Gain on disposal of assets	(22,975)	-
Stock-based compensation	337,601	456,423
Amortization of debt discount	-	8,350
Amortization of debt issuance costs	-	373
Discount on investments	50,644	18,048
Changes in operating assets and liabilities:
Vendor receivable	27,500	173,499
Prepaid expenses and other current assets	216,381	151,999
Accounts payable	352,319	268,700
Accrued liabilities	(278,355)	(59,235)
Accrued payroll and other compensation	(209,061)	(307,994)
Net cash used in operating activities	(1,628,316)	(2,518,809)

Cash flows from investing activities:
Net proceeds from the sale of property and equipment	22,975	-
Payment for security deposit	-	(6,976)
Purchases of investments	(8,773,000)	(21,983,000)
Proceeds from redemptions of investments	9,840,000	21,255,000
Net cash provided by (used in) investing activities	1,089,975	(734,976)

Cash flows from financing activities:
Proceeds from the At-the-Market Offering, net	-	200,624
Repayment of promissory notes	-	(375,000)
Net cash provided by (used in) financing activities	-	(174,376)

Net decrease in cash and cash equivalents	(538,341)	(3,428,161)
Cash and cash equivalents at beginning of period	5,930,731	4,992,145
Cash and cash equivalents at end of period	$5,392,390	$1,563,984

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$114,411

The accompanying notes are an integral part of these condensed financial statements

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Business Organization and Nature of Operations

CohBar, Inc. (“CohBar,” “its” or the “Company”) is a clinical stage biotechnology company.

The Company’s primary historical activities have included utilizing its mitochondria focused technology platform to identify and develop novel peptide analogs, the research and development of its pipeline, securing intellectual property protection for its discoveries and assets, managing collaborations and clinical trials with contract research organizations (“CROs”) and raising capital to fund the Company’s operations. To date, the Company has not generated any revenues from operations and does not expect to generate any revenues in the near future. The Company has financed its operations primarily with proceeds from sales of its equity securities, private placements, the exercise of outstanding warrants and stock options and the issuance of debt instruments.

The Company recently suspended IND-enabling work on pre-clinical candidate CB5138-3, which the Company had been developing as a potential treatment of idiopathic pulmonary fibrosis and other fibrotic diseases. The decision to suspend IND-enabling work follows recently completed non-clinical formulation studies seeking to identify a formulation suitable for clinical development. In connection with the decision to suspend IND-enabling work for this candidate, the Company intends to explore development and/or partnership opportunities within the Company’s peptide library and technology platform, while simultaneously exploring other strategic alternatives. In addition, the Company does not believe that the formulation of CB4211 used in the Phase 1b stage of the trial is suitable for further development. Efforts to develop an improved formulation have not been successful to date and there can be no assurances that the Company will be able to develop such a formulation.

The Company has retained Ladenburg Thalmann & Co. Inc. as a financial advisor to assist the Company in exploring strategic alternatives. Potential strategic alternatives that may be explored or evaluated as part of this process include a merger, business combination, investment into the Company, asset sale or other strategic transaction. The board of directors of the Company has not set a timetable for the conclusion of this review, nor has it made any definitive decisions related to taking any further actions or potential strategic options at this time or at all. There can be no assurance that this process will result in any such transaction, and the Company does not intend to disclose additional details unless and until it has entered into a specific transaction.

The unaudited interim condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by U.S. GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 9, 2023, as amended by the Company’s Amendment No. 1 on Form 10-K/A, filed with the SEC on April 28, 2023 (the “2022 Form 10-K”). The interim unaudited condensed financial statements should be read in conjunction with those audited financial statements included in the 2022 Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three-month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any other period.

Note 2 - Liquidity and Management’s Plans

As of March 31, 2023, the Company had a cash, cash equivalents and investments balance of $14.1 million and working capital and stockholders’ equity of $13.4 million and $13.5 million, respectively. During the three months ended March 31, 2023, the Company incurred a net loss of $2.2 million. Based on management’s current plans (see Note 1 - Business Organization and Nature of Operations), the Company believes that its funds available will be sufficient to fund the Company’s planned operating expenses and capital expenditure requirements for at least one year from the issuance of these financial statements.

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

Investments

Investments as of March 31, 2023 and December 31, 2022 consist of U.S. Treasury Bills, which are classified as held-to-maturity, and Certificates of Deposit totaling $8.7 million and $9.8 million as of March 31, 2023 and December 31, 2022, respectively. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. All of the Company’s U.S. Treasury Bills mature within the subsequent twelve months from the date of purchase. Unrealized gains and losses were de minimus. As of March 31, 2023 and December 31, 2022, the carrying value of the Company’s U.S. Treasury Bills approximates their fair value due to their short-term maturities.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company invested $3.9 million in each of the periods in Treasury Bills that are considered cash equivalents due to their maturity date being less than three months from the date of purchase.

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

Common Stock Purchase Warrants

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets, liabilities and equity is required.  The Company’s free-standing derivatives consist of warrants to purchase common stock that were issued in connection with its notes payable and public and private offerings. The Company evaluated these warrants to assess their proper classification using the applicable criteria enumerated under U.S. GAAP and determined that the common stock purchase warrants meet the criteria for equity classification in the accompanying balance sheets as of March 31, 2023.

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

The weighted-average fair value of options and warrants has been estimated on the grant date or measurement date using the Black-Scholes pricing model. The fair value of each instrument is estimated on the grant date or measurement date utilizing certain assumptions for a risk-free interest rate, volatility and expected remaining lives of the awards. The risk-free interest rate used is the United States Treasury rate for the day of the grant having a term equal to the life of the equity instrument. Volatility was derived from the Company’s historical share prices. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. During the three months ended March 31, 2023, the Company did not grant any options or warrants to purchase shares of its common stock.

The Black-Scholes assumptions are as follows:

	For the Three Months Ended March 31,
	2023	2022
Expected life	N/A	6.25 years
Risk free interest rate	N/A	1.47%
Expected volatility	N/A	92%
Expected dividend yield	N/A	N/A
Forfeiture rate	N/A	N/A

As of March 31, 2023, total unrecognized stock compensation expense was $3.0 million, which will be recognized as those options vest over a period of approximately three years. The amount of future stock option compensation expense could be affected by any future option grants or by any option holders leaving the Company before their grants are fully vested.

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

	As of March 31,
	2023	2022
Options	252,994	377,905
Warrants	1,177,315	1,182,503
Totals	1,430,309	1,560,408

Note 4 – Accrued Liabilities

Accrued liabilities consist of the following:

	As of	As of
	March 31, 2023	December 31, 2022
Lab services & supplies	$7,131	$160,482
Professional fees	42,382	167,386
Total accrued liabilities	$49,513	$327,868

Note 5 - Notes Payable – Related Party

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

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 - Commitments and Contingencies (continued)

Licensing Agreements

The Company was previously a party to an Exclusive License Agreement (the “2011 Exclusive Agreement”) with the Regents of the University of California (the “Regents” or “Licensors”), which was terminated, effective as of April 6, 2023.

The Company is also a party to an Exclusive License Agreement (the “2013 Exclusive Agreement”) with the Regents whereby the Regents granted the Company an exclusive license for the use of certain other patents.  The 2013 Exclusive Agreement remains in effect for the life of the last-to-expire patent or last to be abandoned patent application, whichever is later. The Company paid the Regents an initial license issue fee of $10,000 for these other patents. The Company is also required to pay annual maintenance fees to the Licensors. Aggregate maintenance fees for the first three years following execution of the agreement were $7,500. Thereafter, the Company is required to pay maintenance fees of $5,000 annually until the first sale of a licensed product. The Company agreed to pay the Regents specified development milestone payments aggregating up to $765,000 for the first product sold under the 2013 Exclusive Agreement. Milestone payments for additional products developed and sold under the 2013 Exclusive Agreement are reduced by 50%. In addition, for the duration of the 2013 Exclusive Agreement, the Company is required to pay the Regents royalties equal to 2% of the Company’s worldwide net sales of drugs, therapies or other products developed from claims covered by the licensed patent, subject to a minimum royalty payment of $75,000 annually, beginning after the first commercial sale of a licensed product. The Company is required to pay the Regents royalties ranging from 8% of worldwide sublicense sales of covered products (if the sublicense is entered after commencement of Phase II clinical trials) to 12% of worldwide sublicense sales (if the sublicense is entered prior to commencement of Phase I clinical trials). The agreement also requires the Company to meet certain diligence and development milestones, including filing of an IND Application for a product covered by the agreement on or before the seventh anniversary of the agreement date. Through March 31, 2023, no royalties have been incurred under the agreement. All maintenance fees due and payable have been paid.

Operating Leases

The Company is a party to a lease agreement for laboratory space leased on a month-to-month basis that is part of a shared facility in Menlo Park, California. In September 2022, the Company renewed its lease for office space in Fairfield, New Jersey for an additional year at the same annual cost of $13,080 per annum.

Rent expense amounted to $0.1 million in each of the three months ended March 31, 2023 and 2022.

Note 7 - Stockholders’ Equity

Authorized Capital

The Company has authorized the issuance and sale of up to 17 million shares of stock, consisting of 12 million shares of common stock having a par value of $0.001 and 5 million shares of Preferred Stock having a par value of $0.001 per share. As of March 31, 2023 and December 31, 2022, there were no shares of Preferred Stock outstanding and there were no declared but unpaid dividends or undeclared dividend arrearages on any shares of the Company’s capital stock.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 7 - Stockholders’ Equity (continued)

At-the-Market Offering

During the year ended December 31, 2020, the Company entered into an At-the-Market Offering Sales Agreement (“ATM”) with Virtu Americas, LLC, as sales agent. During the quarter ended March 31, 2022, the Company sold 23.4 thousand shares of its common stock under the ATM program for proceeds of $0.2 million, net of commissions. As of March 31, 2023, the Company had approximately $5.0 million available in its ATM program. The Company’s ATM program expires in September 2023.

Stock Options

The Company has an incentive stock plan, the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”), and has granted stock options to employees, non-employee directors and consultants from the 2011 Plan. Options granted under the 2011 Plan may be Incentive Stock Options or Non-statutory Stock Options, as determined by the Administrator at the time of grant. As of March 31, 2023, there were 0.2 million shares remaining available for issuance under the 2011 Plan.

During the three months ended March 31, 2023, stock options to purchase 64.9 thousand shares of common stock were cancelled and returned to the option pool for future issuance.

The Company recorded stock-based compensation expense as follows:

	For the Three Months Ended March 31,
	2023	2022
Research and development	$11,772	$28,808
General and administrative	325,829	427,615
Total	$337,601	$456,423

The following table represents stock option activity for the three months ended March 31, 2023:

			Weighted Average
	Stock Options		Exercise Price		Fair Value	Contractual Life	Aggregate Intrinsic
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	(Years)	Value
Balance – December 31, 2022	317,857	194,853	$44.53	$38.53	$38.53	6.99	$-
Granted	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-
Cancelled	(64,863)	-	-	-	-	-	-
Balance – March 31, 2023	252,994	195,192	$46.03	$40.21	$40.21	6.63	$-

The following table summarizes information on stock options outstanding and exercisable as of March 31, 2023:

Grant Price		Weighted Average Exercise	Total	Number	Weighted Average
From	To	Price	Outstanding	Exercisable	Remaining Contractual Term
$6.00	$60.60	$35.90	220,259	146,796	6.58 years
$63.00	$138.00	$83.16	21,301	36,962	4.07 years
$159.00	$181.20	$172.14	11,434	11,434	4.84 years
		Totals	252,994	195,192

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 7 - Stockholders’ Equity (continued)

Warrants

The following table represents warrant activity for the three months ended March 31, 2023:

			Weighted Average
	Warrants		Exercise Price		Fair Value	Contractual Life	Aggregate Intrinsic
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	(Years)	Value
Balance – December 31, 2022	1,178,169	1,178,169	$30.67	$30.67	$17.83	3.41	$-
Granted	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-
Cancelled	(854)	-	-	-	-	-	-
Balance – March 31, 2023	1,177,315	1,177,315	$30.66	$30.66	$17.79	3.16	$-

During the three months ended March 31, 2023, warrants to purchase 0.9 thousand shares of common stock expired and were cancelled.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) in which it purchases shares with the amounts accumulated during the offering period from employee directed payroll deferrals. Purchases of the Company’s common stock are equal to 85% of the closing market price of its common stock on the first day or last day of the offering period, whichever is lower. As of March 31, 2023, there were 10.5 thousand shares remaining available for issuance under the ESPP plan.

Note 8 – Non-Cash Expenses

The following table details the Company’s non-cash expenses included in the accompanying statements of operations:

	For the Three Months Ended March 31,
	2023	2022
Operating expenses:
Stock-based compensation	$337,601	$456,423
Depreciation & amortization	63,481	32,801
Subtotal	$401,082	$489,224

Other expense:
Amortization of debt discount	-	8,350
Subtotal	$-	$8,350
Total non-cash expenses	$401,082	$497,574

Note 9 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date on which the condensed financial statements were issued require adjustment or disclosure in the Company’s condensed financial statements and determined no such adjustments were necessary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 as amended by the Company’s Amendment No. 1 on Form 10-K/A, filed with the SEC on April 28, 2023 (the “2022 Form 10-K”). All references to the first quarter mean the three-month period ended March 31, 2023. Unless the context otherwise requires, “CohBar,” “we,” “us” and “our” refer to CohBar, Inc.

Special Note Regarding Forward-Looking Statements

This report, including without limitation the sections entitled “Risk Factors” and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein are not statements of historical fact, including without limitation, statements regarding future events and our future results, our results of operations, our current expectations, estimates, forecasts and projections about our business, our potential drug candidates, our capital resources and ability to fund our operations, our results of operations, the industry in which we operate and the beliefs and assumptions of our management, may be deemed forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “should,” “expect,” “anticipate,” “target,” “goal,” “project,” “would,” “could,” “intend,” “plan,” “believe,” “seek” and “estimate,” variations of these words, and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this report under the section entitled “Risk Factors” in Item 1A of Part I of the 2022 Form 10-K, as supplemented or modified in our quarterly reports on Form 10-Q. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, whether as a result of new information, future events or otherwise, except as may be required by law.

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

Our proprietary processes of identifying nucleic acid sequences encoding native peptides in the mitochondrial genome, developing and optimizing novel analogs of these natural mitochondrial derived peptides (“MDPs”), as well as developing and conducting proprietary screens to identify and characterize the activities of these peptides are referred to as our technology platform. We expect our research and development expenses to decrease in the coming quarters as we continue to explore strategic alternatives. However, we do not believe that it is possible at this time to accurately project our research and development costs.

Historically, we have financed our operations primarily with proceeds from sales of our equity securities, including our initial public offering, private placements of our securities, a debt offering, public sales of our securities and the exercise of outstanding warrants and stock options. Since our inception through March 31, 2023, our operations have been funded with an aggregate of approximately $97.3 million from the sale and issuance of equity instruments and debt, including the proceeds from the exercise of warrants and stock options.

Since inception, we have incurred significant operating losses. Our net losses were $2.2 million and $3.3 million for the three months ended March 31, 2023 and 2022, respectively. We incurred $0.4 million and $0.5 million in non-cash expenses during the three months ended March 31, 2023 and 2022, respectively. Our net losses excluding non-cash expenses were $1.8 million and $2.8 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $99.1 million. Dependent upon our ultimate determination of whether or not to pursue any potential strategic alternative, significant expenses and operating losses over the next several years may continue to occur. Our net losses may fluctuate significantly from quarter to quarter and from year to year.

Recent Developments

We recently suspended IND-enabling work on pre-clinical candidate CB5138-3, which we had been developing as a potential treatment of idiopathic pulmonary fibrosis and other fibrotic diseases. The decision to suspend IND-enabling work follows recently completed non-clinical formulation studies seeking to identify a formulation suitable for clinical development. In connection with the decision to suspend IND-enabling work for this candidate, we intend to explore development and/or partnership opportunities within our peptide library and technology platform, while simultaneously exploring other strategic alternatives. In addition, we do not believe that the formulation of CB4211 used in the Phase 1b stage of the trial is suitable for further development. Efforts to develop an improved formulation have not been successful to date and there can be no assurances that we will be able to develop such a formulation.

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

Our Research Programs

Our research and development programs have historically included activities in support of the clinical development of our product candidates that were based on mitochondria peptides, as well as the operation of our platform technology related to the discovery and development of novel therapeutics derived from the mitochondrial genome. Depending on factors of capability, cost, efficiency and intellectual property rights, we have historically conducted our research programs at our laboratory facility, or externally, pursuant to contractual arrangements with CROs or under collaborative arrangements with academic institutions.

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

Research and development activities are central to our business model and have historically primarily focused on potential drug candidates in early stages of investigational research. Candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to decrease in the coming quarters as we continue to explore strategic alternatives. However, we do not believe that it is possible at this time to accurately project our research and development costs.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. Other significant costs include legal fees relating to patent and corporate matters and fees for accounting and consulting services and directors’ and officers’ insurance. We anticipate that our general and administrative expenses will fluctuate in the coming quarters depending on the timing and magnitude of costs associated with our evaluation of potential strategic alternatives.

Results of Operations

The following tables set forth our results of operations for the periods presented. The year-to-year comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	For The Three Months Ended March 31,		Change
	2023	2022	$	%
Operating expenses:
Research and development	$1,020,739	$1,506,308	$(485,569)	-32%
General and administrative	1,279,273	1,744,918	(465,645)	-27%
Total operating expenses	$2,300,012	$3,251,226	$(951,214)	-29%

Comparison of Three Months Ended March 31, 2023 and 2022

Research and development expenses were $1.0 million in the three months ended March 31, 2023 compared to $1.5 million in the prior year period, a decrease of approximately $0.5 million, or 32%. The decrease in research and development expenses was primarily due to a decrease of $0.2 million in expenses associated with our research programs and clinical trial related costs of our CB4211 program due to the timing of those expenses, a $0.2 million decrease in consulting services due to less reliance on outside consultants and a $0.1 million decrease in lab supplies because of less purchases in the current year period.

General and administrative expenses were $1.3 million in the three months ended March 31, 2023 compared to $1.7 million in the prior year period, a decrease of approximately $0.4 million, or 27%. The decrease in general and administrative expenses was primarily due to a decrease of $0.3 million in professional fees primarily related to lower legal fees in the current year period related to the expenses of protecting our intellectual property portfolio and a $0.1 million decrease in stock-based compensation costs.

Liquidity and Capital Resources

As of March 31, 2023, we had cash, cash equivalents and investments totaling $14.1 million. We maintain our cash in a checking and savings account on deposit with a banking institution in the United States.

On May 27, 2020, we entered into an At-the-Market Offering Sales Agreement (the “ATM”) with Virtu Americas, LLC, as sales agent. In connection with the ATM, we filed a prospectus Supplement on March 29, 2022, pursuant to which we may currently sell shares of common stock with an aggregate offering price of up to $5.0 million. Our ATM program expires in September 2023.

As of March 31, 2023, we had working capital and stockholders’ equity of $13.4 million and $13.5 million, respectively. During the three months ended March 31, 2023, we incurred a net loss of $2.2 million. Based on management’s current plans (see Recent Developments above), we believe that our funds available will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least one year from the issuance of these financial statements.

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 and 2022 was $1.6 million and $2.5 million, respectively. The cash used in operations for the three months ended March 31, 2023 was primarily due to our reported net loss of $2.2 million, partially offset by the total of non-cash expenses of $0.4 million. The cash used in operations for the three months ended March 31, 2022 was primarily due to our reported net loss of $3.3 million, partially offset by the total of non-cash expenses of $0.5 million.

Cash Flows from Investing Activities

Net cash provided by investing activities was $1.1 million in the three months ended March 31, 2023 and was primarily due to the maturities of our investments, partially offset by the purchases of our investments. Net cash used in investing activities was $0.7 million in the three months ended March 31, 2022 and was primarily due to the timing of the purchases of our investments, partially offset by the maturities of our investments.

Cash Flows from Financing Activities

No net cash was used in or provided from financing activities in the three months ended March 31, 2023. Net cash used in financing activities in the three months ended March 31, 2022 was $0.2 million due to the repayment of a promissory note, partially offset by the proceeds received from our ATM program.

Contractual Obligations

We are a party to (i) a lease agreement for laboratory space leased on a month-to month basis that is part of a shared facility in Menlo Park, California and (ii) a one-year lease agreement for office space in Fairfield, New Jersey, which expires in September 2023.

Rent expense was $0.1 million for each of the three months ended March 31, 2023 and 2022.

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

During the three months ended March 31, 2023, there were no material changes to our critical accounting estimates or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information requested by this item pursuant to Item 305(e) of Regulation S-K.

Item 4. Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the end of the period covered by this report that our disclosure controls and procedures were not effective due to a material weakness. The material weakness relates to a lack of segregation of duties as we currently have only one employee assigned to positions that involve processing financial information. As a result, not all of our journal entries and account reconciliations have been reviewed by someone other than the preparer, heightening the risk of error or fraud.

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Plan for Remediation of the Material Weakness in Internal Control over Financial Reporting

Our management intends to remediate this material weakness in internal control over financial reporting in the coming quarters by hiring additional personnel/assigning additional personnel to positions that involve processing financial information to segregate duties in the review of journal entries and account reconciliations so that such entries and reconciliations are reviewed by someone other than the preparer.

If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner. Due to our small size and limited resources, segregation of duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended March 31, 2023. We continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses. See Item 1A of Part II “Risk Factors—If we fail to establish and maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our common stock” for more details.

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

Item 1A. Risk Factors

Summary of Risk Factors

Investing in our common stock involves significant risks. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and related notes, and other filings we have made and make in the future with the Securities and Exchange Commission. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In such case, the trading price of our common stock would likely decline, and you may lose all or part of your investment. Below is a summary of some of the risks we face:

●	we may not be successful in identifying and implementing any strategic alternatives, including a potential merger, business combination, investment into the Company, asset sale or other strategic transaction, and any such strategic transaction that we may consummate in the future could have negative consequences;

●	even if we are successful in completing a strategic alternative, we may be exposed to other operational and financial risks;

●	our ability to consummate a strategic alternative depends upon our ability to retain our employees required to consummate such transaction;

●	we may become involved in securities litigation that could divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages;

●	if we decide to dissolve and liquidate, the amount of cash that may be available for distribution to our stockholders is uncertain;

●	we have had a history of losses and no revenue;

●	we are an early-stage biotechnology company and may never be able to successfully develop marketable products or generate any revenue. We have a limited relevant operating history upon which an evaluation of our performance and prospects can be made. There is no assurance that our future operations will result in profits. If we cannot generate sufficient revenues, we may suspend or cease operations;

●	if we fail to demonstrate efficacy or safety in any future research and clinical trials, our future business prospects, financial condition and operating results will be materially adversely affected;

●	if any future clinical trials are delayed, suspended or terminated, we may be unable to develop future product candidates on a timely basis, which would adversely affect our ability to obtain regulatory approvals, increase our development costs and delay or prevent commercialization of any approved products;

●	our future success depends on our Chief Executive Officer and our Chief Financial Officer;

●	we may seek to establish development and commercialization collaborations, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans;

●	we have not been successful to date in our efforts to develop commercially viable formulations in our product candidates;

●	we may not be successful in our efforts to develop commercially viable formulations for our product candidates;

●	our future research and development plans will require substantial additional future funding which could impact our operational and financial condition. Without the required additional funds, we will likely cease operations;

●	if we do not achieve any future projected development goals in the time frames we announce and expect, the commercialization of any such future products may be delayed and, as a result, our stock price may decline;

●	even if we are able to develop future potential drug candidates, we may not be able to obtain regulatory approval, or if approved, we may not be able to generate significant revenues or successfully commercialize our products, which will adversely affect our financial results and financial condition, and we will have to delay or terminate some or all of our research and development plans, which may force us to cease operations;

●	even if we are successful in developing future drug candidates, we may not be able to market or generate sales of such future products to the extent anticipated. Our business may fail, and investors could lose all of their investment in our Company;

●	interim and preliminary or topline data from our future clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data;

●	any future product candidate we are able to develop and commercialize would compete in the marketplace with existing therapies and new therapies that may become available in the future. These competitive therapies may be more effective, safer, better tolerated, less costly, more easily administered or offer other advantages over any product we seek to market;

●	the use of any of our future products in clinical trials, and the results of those trials, may expose us to liability claims, which may cost us significant amounts of money to defend against or pay out, causing our business to suffer;

●	if we fail to establish and maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our common stock;

●	if securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline; and

●	if we are not able to comply with the applicable continued listing requirements or standards of Nasdaq, our common stock could be delisted;

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

The process of continuing to evaluate these strategic alternatives is costly, time-consuming and complex, and we have incurred, and may in the future incur, significant costs related to this continued evaluation, such as legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed, decreasing the remaining cash available for use in our business.

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

Even if we are successful in completing a strategic alternative, we may be exposed to other operational and financial risks.

Although there can be no assurance that a strategic alternative will result from the process we have undertaken to identify and evaluate strategic alternatives, the negotiation and consummation of any such transaction will require significant time on the part of our management, which results in disruption to our business.

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

From time to time, we have estimated the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we have publicly announced and may in the future publicly announce the expected timing of some of these milestones. All of these milestones have been and will be based on numerous assumptions, including timely performance by our CROs and other vendors, positive clinical and preclinical results, our ability to develop commercially viable formulations for our product candidates, and sufficient funding from partnering and general fundraising. The actual timing of these milestones have varied dramatically compared to our estimates, in some cases for reasons beyond our control. For example, we initially projected that we would have topline results from our 1a/1b clinical trial for CB4211 trial in early 2019. The trial was substantially delayed, and we did not release topline results for this study until August of 2021. For our CB5138-3 product candidate, we initially projected that we would file an IND for this program in the second half of 2022. We later revised this estimate to the second half of 2023 and, in December 2022, we announced the suspension of IND-enabling activities for this program due to challenges in identifying a suitable formulation for clinical development. The delays in each of these programs resulted in declines in our stock price. If we fail to meet future milestones as publicly announced, or at all, our revenue may be lower than expected, the commercialization of our products may be delayed or never achieved and, as a result, our stock price may decline.

Our future success depends on our Chief Executive Officer and Chief Financial Officer.

We are highly dependent on our Chief Executive Officer and Chief Financial Officer who are employed “at will,” meaning they may terminate the employment relationship at any time. We do not maintain “key person” insurance for any of the key members of our team. We have in the past and may in the future continue to experience changes in our executive management team resulting from the departure of executives or subsequent hiring of new executives. The loss of the services of our Chief Executive Officer or Chief Financial Officer could impede our ongoing exploration of strategic alternatives, as discussed above.

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

We may not be successful in any future efforts to identify or discover potential drug development candidates.

A key element of our strategy has been to identify and test MDPs and novel analogs that play a role in cellular processes underlying our targeted disease indications. Any drug discovery efforts may not be successful in identifying novel peptide analogs that are useful in treating disease. Our research programs may initially show promise in identifying potential drug development candidates, yet fail to yield candidates for preclinical and clinical development. For example, in December 2022, we announced that we had suspended further IND-enabling activities for our CB5138-3 product candidate due to challenges in identifying a suitable formulation for clinical development. Similarly, we have not been able to identify a formulation for CB4211 that would be suitable to move it forward to the next stage of clinical development. There are a number of reasons why any future research efforts may not yield appropriate development candidates, including:

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

The use of any of our future product candidates in clinical trials, and the results of those trials, may expose us to liability claims, which may cost us significant amounts of money to defend against or pay out, causing our business to suffer.

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

In the United States, the FDA generally requires two adequate and well-controlled pivotal clinical trials to approve a new drug application (“NDA”). Furthermore, for full approval of an NDA, the FDA requires a demonstration of efficacy based on a clinical benefit endpoint. The FDA may grant accelerated approval based on a surrogate endpoint reasonably likely to predict clinical benefit. Even if any future pivotal clinical trials for a specific indication were to achieve their primary endpoints and may be reasonably believed by us to be likely to predict clinical benefit, the FDA may not accept the results of such trials or approve our future product candidates on an accelerated basis, or at all. It is also possible that the FDA may refuse to accept for filing and review any regulatory application we submit for regulatory approval in the United States. Even if our regulatory application is accepted for review, there may be delays in the FDA’s review process, and the FDA may determine that such regulatory application does not contain adequate clinical or other data or support the approval of our future product candidate. In such a case, the FDA may issue a complete response letter that may require that we conduct and/or complete additional clinical trials and preclinical studies or provide additional information or data before it will reconsider an application for approval. Any such requirements may be substantial, expensive and time-consuming, and there is no guarantee that we will continue to pursue such application or that the FDA will ultimately decide that any such application supports the approval of our future product candidate. Furthermore, the FDA may also refer any regulatory application to an advisory committee for review and recommendation as to whether, and under what conditions, the application should be approved. While the FDA is not bound by the recommendation of an advisory committee, it considers such recommendations carefully when making decisions. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient revenue to maintain our business.

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

Our compliance with Section 404 will require us to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue taking steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude that our internal control over financial reporting is effective as required by Section 404. For example, we concluded as of the end of the first quarter of 2023 that our disclosure controls and procedures were not effective due to a material weakness. The material weakness relates to a lack of segregation of duties as we currently have only one employee assigned to positions that involve processing financial information. As a result, not all of our journal entries and account reconciliations have been reviewed by someone other than the preparer, heightening the risk of error or fraud. There can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses. The presence of this or other material weaknesses could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on The Nasdaq Capital Market (“Nasdaq”). If material weaknesses or deficiencies in our internal controls exist and go undetected or unremedied, our financial statements could contain material misstatements that, when discovered in the future, could cause us to fail to meet our future reporting obligations and cause the price of our common stock to decline.

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

Our results of operations could be adversely affected by general conditions in the global economy, such as the inflationary environment, financial institution instability and recessionary fears, in the global financial markets and due to geopolitical uncertainty, such as the ongoing conflict in Ukraine and rising tensions between China and Taiwan. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets, and the recent and ongoing armed conflict in Ukraine had similar impacts on the global financial markets. A severe or prolonged economic downturn, such as a global financial crisis, could result in a variety of risks to our business, including, weakened demand for our product candidates and our weakened ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our future suppliers, possibly resulting in supply disruptions. Any of the foregoing could harm our business, and we cannot anticipate all of the ways in which the current macroeconomic climate, geopolitical uncertainty and financial market conditions could adversely impact our business.

We maintain our cash at financial institutions. The failure of financial institutions could adversely affect our ability to pay our operational expenses or make other payments.

Our cash is held at banking institutions in non-interest-bearing and interest-bearing accounts. If such banking institutions were to fail, similar to Silicon Valley Bank in March 2023, we could lose access to our accounts or our assets held in our accounts or our access to our accounts or assets may be materially delayed. Any material loss that we may experience in the future or inability for a material time period to access our cash and cash equivalents could have an adverse effect on our ability to pay our operational expenses or make other payments, which could adversely affect our business.

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

Not applicable.

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

Date: May 15, 2023	By:	/s/ Jeffrey F. Biunno
Jeffrey F. Biunno
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)