Form 10-Q
period 2023-06-30
CohBar, Inc.
filed 2023-08-14
CIK 1522602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, the registrant had outstanding 2,906,926 shares of common stock.

COHBAR, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CohBar, Inc.

Balance Sheets

	As of
	June 30, 2023	December 31, 2022
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$6,192,343	$5,930,731
Investments	6,119,012	9,806,591
Vendor receivable	42,323	27,500
Prepaid expenses and other current assets	119,742	453,681
Total current assets	12,473,420	16,218,503
Property and equipment, net	1,728	65,509
Intangible assets, net	17,469	18,083
Other assets	13,476	63,572
Total assets	$12,506,093	$16,365,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,375,742	$180,104
Accrued liabilities	498,377	327,868
Accrued payroll and other compensation	1,127,786	525,666
Total liabilities	3,001,905	1,033,638

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, Authorized 5,000,000 shares; No shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	-	-
Common stock, $0.001 par value, Authorized 12,000,000 shares; Issued and outstanding 2,906,926 shares as of June 30, 2023 and December 31, 2022, respectively	2,907	2,907
Additional paid-in capital	112,908,754	112,238,392
Accumulated deficit	(103,407,473)	(96,909,270)
Total stockholders’ equity	9,504,188	15,332,029
Total liabilities and stockholders’ equity	$12,506,093	$16,365,667

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Condensed Statements of Operations

(unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2023	2022	2023	2022

Revenues	$-	$-	$-	$-

Operating expenses:
Research and development	178,862	1,186,900	1,199,601	2,693,208
General and administrative	4,254,487	1,556,785	5,533,760	3,301,703
Total operating expenses	4,433,349	2,743,685	6,733,361	5,994,911
Operating loss	(4,433,349)	(2,743,685)	(6,733,361)	(5,994,911)

Other income (expense):
Interest income	100,997	18,717	235,158	18,717
Interest expense	-	-	-	(1,824)
Amortization of debt discount and offering costs	-	-	-	(8,723)
Total other income	100,997	18,717	235,158	8,170
Net loss	$(4,332,352)	$(2,724,968)	$(6,498,203)	$(5,986,741)
Basic and diluted net loss per share	$(1.49)	$(0.94)	$(2.24)	$(2.07)
Weighted average common shares outstanding - basic and diluted	2,906,926	2,899,390	2,906,926	2,895,158

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Statements of Changes in Stockholders’ Equity

(unaudited)

	Three and Six Month Periods Ended June 30, 2023
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Number	Amount	Paid-in-Capital	Deficit	Equity
Balance, December 31, 2022	2,906,926	$2,907	$112,238,392	$(96,909,270)	$15,332,029
Stock-based compensation	-	-	337,601	-	337,601
Net loss	-	-	-	(2,165,851)	(2,165,851)
Balance, March 31, 2023	2,906,926	$2,907	$112,575,993	$(99,075,121)	$13,503,779
Stock-based compensation	-	-	332,761	-	332,761
Net loss	-	-	-	(4,332,352)	(4,332,352)
Balance, June 30, 2023	2,906,926	$2,907	$112,908,754	$(103,407,473)	$9,504,188

	Three and Six Month Periods Ended June 30, 2022
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Number	Amount	Paid-in-Capital	Deficit	Equity
Balance, December 31, 2021	2,877,986	$2,878	$110,339,011	$(84,734,062)	$25,607,827
Stock-based compensation	-	-	456,423	-	456,423
Sale of common stock in ATM, net	21,404	21	200,603	-	200,624
Net loss	-	-	-	(3,261,773)	(3,261,773)
Balance, March 31, 2022	2,899,390	$2,899	$110,996,037	$(87,995,835)	$23,003,101
Stock-based compensation	-	-	434,956	-	434,956
Net loss	-	-	-	(2,724,968)	(2,724,968)
Balance, June 30, 2022	2,899,390	$2,899	$111,430,993	$(90,720,803)	$20,713,089

The accompanying notes are an integral part of these condensed financial statements

CohBar, Inc.

Statements of Cash Flows

(unaudited)

	For The Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(6,498,203)	$(5,986,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64,395	65,044
Gain on disposal of assets	(22,975)	-
Stock-based compensation	670,362	891,379
Amortization of debt discount	-	8,350
Amortization of debt issuance costs	-	373
Discount on investments	17,579	36,687
Changes in operating assets and liabilities:
Vendor receivable	(14,823)	173,499
Prepaid expenses and other current assets	333,939	(540,753)
Accounts payable	1,195,638	(63,388)
Accrued liabilities	170,509	(119,354)
Accrued payroll and other compensation	602,120	(395,742)
Payment for security deposit	50,096	(6,976)
Net cash used in operating activities	(3,431,363)	(5,937,622)

Cash flows from investing activities:
Net proceeds from the sale of property and equipment	22,975	-
Purchases of investments	(13,283,000)	(34,140,000)
Proceeds from redemptions of investments	16,953,000	38,138,000
Net cash provided by investing activities	3,692,975	3,998,000

Cash flows from financing activities:
Proceeds from the At-the-Market Offering, net	-	200,624
Repayment of promissory notes	-	(375,000)
Net cash provided by financing activities	-	(174,376)

Net increase (decrease) in cash and cash equivalents	261,612	(2,113,998)
Cash and cash equivalents at beginning of period	5,930,731	4,992,145
Cash and cash equivalents at end of period	$6,192,343	$2,878,147

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$800	$1,333
Cash paid for interest	$-	$114,411

The accompanying notes are an integral part of these condensed financial statements

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Business Organization and Nature of Operations

CohBar, Inc. (“CohBar” or the “Company”) is a clinical stage biotechnology company that has historically focused on leveraging the power of the mitochondria and the peptides encoded in its genome to develop potential breakthrough therapeutics targeting chronic and age-related diseases. CohBar’s primary historical activities have included utilizing its mitochondria focused technology platform to identify and develop novel peptide analogs, the research and development of its pipeline, securing intellectual property protection for its discoveries and assets, managing collaborations and clinical trials with contract research organizations (“CROs”) and raising capital to fund the Company’s operations.

In December 2022, CohBar suspended its Investigational New Drug (“IND”)-enabling work on pre-clinical candidate CB5138-3, which CohBar had been developing as a potential treatment of idiopathic pulmonary fibrosis and other fibrotic diseases. The decision to suspend IND-enabling work was based on completed non-clinical formulation studies seeking to identify a formulation suitable for clinical development. In addition, CohBar does not believe that the formulation of CB4211 used in the Phase 1b stage of the trial is suitable for further development. Efforts to develop an improved formulation have not been successful to date and there can be no assurances that the Company will be able to develop such a formulation.

RECENT DEVELOPMENTS

CohBar and Morphogenesis, Inc., a Delaware corporation (“Morphogenesis”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) on May 22, 2023, pursuant to which, among other matters, Chimera MergeCo, Inc., a Delaware corporation and wholly owned subsidiary of CohBar, will merge with and into Morphogenesis, with Morphogenesis surviving as a wholly owned subsidiary of CohBar and CohBar being the surviving corporation of the merger (the “Merger”). After the completion of the Merger, CohBar will change its corporate name to “TuHURA Biosciences, Inc.” CohBar following the Merger is referred to herein as the “combined company.”

Subject to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (a) each then-outstanding share of Morphogenesis common stock will be converted into and become exchangeable for a number of shares of CohBar common stock, (b) each then-outstanding option to purchase Morphogenesis common stock will be converted into an option to purchase shares of CohBar common stock, subject to certain adjustments as set forth in the Merger Agreement, and (c) each then-outstanding warrant to purchase shares of Morphogenesis Common Stock will be converted into and exchangeable for a warrant of like tenor entitling the holder to purchase shares of CohBar common stock, subject to certain adjustments as set forth in the Merger Agreement. Immediately after the Merger, CohBar securityholders as of immediately prior to the Merger are expected to own approximately 15% of the outstanding shares of capital stock of the combined company and former Morphogenesis securityholders, excluding shares of common stock purchased in the Initial Financing (as defined below) are expected to own approximately 77% of the outstanding shares of capital stock of the combined company, subject to certain assumptions, including, but not limited to, CohBar’s net cash as of the Effective Time being at least $4 million.

The Merger is expected to be accounted for as a reverse recapitalization, where the assets and liabilities of CohBar will be recorded at their carrying values, with no goodwill or other intangible assets recorded, in accordance with GAAP. Under this method of accounting, CohBar will be treated as the “accounting acquiree” and Morphogenesis as the “accounting acquirer” for financial reporting purposes. Accordingly, for accounting purposes, the net assets of CohBar and Morphogenesis will be stated at carrying value, with no goodwill or other intangible assets recorded, and the historical results of operations prior to the Merger will be those of Morphogenesis.

The Merger is expected to close in the third quarter of 2023 and is subject to approval by the stockholders of CohBar and Morphogenesis as well as other customary closing conditions. One such condition is that CohBar shall have at least $4 million cash and cash equivalents after taking into account any of its transaction expenses as of the Effective Time. If CohBar is unable to satisfy certain closing conditions or if other mutual closing conditions are not satisfied, Morphogenesis will not be obligated to complete the Merger. The Merger Agreement contains certain termination rights of each of Morphogenesis and CohBar. Under certain circumstances, Morphogenesis may be required to pay CohBar a termination fee of $3 million or reimburse CohBar’s expenses up to a maximum of $1.5 million, and CohBar may be required to pay Morphogenesis a termination fee of $1 million or reimburse Morphogenesis’ expenses up to a maximum of $1.5 million. If the Merger is completed, the business of Morphogenesis will continue as the business of the combined company, and it is anticipated that the combined company will not continue to develop CohBar’s product candidates.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Business Organization and Nature of Operations (continued)

Morphogenesis is a clinical stage immuno-oncology company developing novel personalized cancer vaccine product candidates and also developing inhibitors of myeloid derived suppressor cells, to modulate their immunosuppressive effects on the tumor microenvironment. The company’s technologies are designed to overcome primary and acquired resistance to checkpoint inhibitors or cellular therapies like CAR T in the treatment of cancer. Morphogenesis has developed Immune FxTM (“IFx”), as a personalized cancer vaccine technology designed to “trick” the body’s immune system to attack tumor cells by making tumor cells look like bacteria and to thereby harness the natural power of innate immunity by leveraging natural mechanisms conserved throughout evolution to recognize threats from foreign pathogens like bacteria or viruses. Morphogenesis’ personalized cancer vaccine product candidates are delivered either via intratumoral injection (in the case of the company’s proprietary plasmid DNA vaccine product candidate) or tumor targeted via intravenous or autologous whole-cell administration (in the case of the company’s messenger RNA vaccine product candidate). Morphogenesis has disclosed that, under its current development plan and subject to the FDA’s agreement on clinical trial design, Morphogenesis expects to initiate a single registration-directed trial utilizing the FDA’s accelerated approval pathway for IFx-Hu2.0 in the first half of 2024, with top line results expected to be available in mid-to-late 2026 according to the development plan.

On May 22, 2023 and concurrently with the execution and delivery of the Merger Agreement, CohBar entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with K & V Investment Two, LLC, a Florida limited liability company (the “Investor”). Pursuant to the Stock Purchase Agreement, CohBar will issue, subject to adjustments contained in the Stock Purchase Agreement, 7,500,000 shares of CohBar common stock for an aggregate purchase price of $15 million (the “Initial Financing”) immediately prior to the Effective Time (the “Initial Closing”). The consummation of the Initial Financing is conditioned on the satisfaction or waiver of the conditions set forth in the Stock Purchase Agreement. In addition, pursuant to the Stock Purchase Agreement, CohBar has agreed to sell, at the election of the Investor within six months after the Initial Closing of the Initial Financing and subject to the satisfaction or waiver of the conditions set forth in the Stock Purchase Agreement, an aggregate of 7,500,000 additional shares of CohBar common stock, subject to adjustments contained in the Stock Purchase Agreement, for an aggregate purchase price of up to $15 million at the same price per share as sold in connection with the Initial Closing (the “Second Financing”).

At or prior to the Effective Time, CohBar will enter into a Contingent Value Rights Agreement (the “CVR Agreement”) with a rights agent, pursuant to which CohBar’s pre-Merger common stockholders and certain warrant holders of record as of the Record Date will receive one Contingent Value Right (“CVR”) for each outstanding share of CohBar common stock held by such stockholder or CohBar warrant holders. Each CVR will entitle the holder thereof to receive certain cash payments from the net proceeds, if any, related to the disposition of CohBar’s legacy assets pursuant to any disposition agreement entered into within three years of the closing of the Merger. The payment date for the CVRs will be three business days after the Effective Time, provided, that CohBar will make additional CVR distributions to certain CohBar warrant holders from time to time in accordance with the terms of such warrants.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 2 – Liquidity, Management’s Plans and Uncertainties

As of June 30, 2023, the Company had a cash, cash equivalents and investments balance of $12.3 million and working capital and stockholders’ equity of $9.5 million and $9.5 million, respectively. During the six months ended June 30, 2023, the Company incurred a net loss of $6.5 million.  Based on management’s current plans (see Note 1 - Business Organization and Nature of Operations) on working towards the Merger and the suspension of its R&D activities, the Company believes that its funds available will be sufficient to fund the Company’s planned operating expenses and capital expenditure requirements for at least one year from the issuance of these financial statements. However, if the Merger is not approved or does not occur, the Company may not be successful in identifying and implementing any strategic alternatives to the Merger, including a debt or equity raise, business combination, investment into the Company, asset sale or other strategic transaction.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

All amounts are presented in U.S. Dollars. The unaudited interim condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by U.S. GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K , filed with the SEC on March 9, 2023, as amended by the Company’s Amendment No. 1 on Form 10-K/A, with the SEC on April 28, 2023 (the “2022 Form 10-K”). The interim unaudited condensed financial statements should be read in conjunction with those audited financial statements included in the 2022 Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six month periods ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any other period.

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

Investments

Investments as of June 30, 2023 and December 31, 2022 consist of U.S. Treasury Bills, which are classified as held-to-maturity, and Certificates of Deposit totaling $6.1 million and $9.8 million as of June 30, 2023 and December 31, 2022, respectively. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. All of the Company’s U.S. Treasury Bills mature within the subsequent twelve months from the date of purchase. Unrealized gains and losses were de minimus. As of June 30, 2023 and December 31, 2022, the carrying value of the Company’s U.S. Treasury Bills approximates their fair value due to their short-term maturities.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 3 - Summary of Significant Accounting Policies (continued)

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2023 and December 31, 2022, the Company invested $2.2 and $3.9 million, respectively, in Treasury Bills that are considered cash equivalents due to their maturity date being less than three months from the date of purchase.

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

Common Stock Purchase Warrants

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between assets, liabilities and equity is required.  The Company’s free-standing derivatives consist of warrants to purchase common stock that were issued in connection with its notes payable and public and private offerings. The Company evaluated these warrants to assess their proper classification using the applicable criteria enumerated under U.S. GAAP and determined that the common stock purchase warrants meet the criteria for equity classification in the accompanying balance sheets as of June 30, 2023.

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

The weighted-average fair value of options and warrants has been estimated on the grant date or measurement date using the Black-Scholes pricing model. The fair value of each instrument is estimated on the grant date or measurement date utilizing certain assumptions for a risk-free interest rate, volatility and expected remaining lives of the awards. The risk-free interest rate used is the United States Treasury rate for the day of the grant having a term equal to the life of the equity instrument. Volatility was derived from the Company’s historical share prices. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. During the six months ended June 30 2023, the Company did not grant any options or warrants to purchase shares of its common stock.

The Black-Scholes assumptions are as follows:

	For the Six Months Ended June 30,
	2023	2022
Expected life	N/A	6.25 years
Risk free interest rate	N/A	1.47%
Expected volatility	N/A	92%
Expected dividend yield	N/A	N/A
Forfeiture rate	N/A	N/A

As of June 30, 2023, total unrecognized stock compensation expense was $2.0 million, which will be recognized as those options vest over a period of approximately three years. The amount of future stock option compensation expense could be affected by any future option grants or by any option holders leaving the Company before their grants are fully vested.

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

	As of June 30,
	2023	2022
Options	250,921	325,876
Warrants	1,177,315	1,182,503
Totals	1,428,236	1,508,379

Note 4 – Accrued Liabilities

Accrued liabilities consist of the following:

	As of	As of
	June 30, 2023	December 31, 2022
Lab services & supplies	$-	$160,482
Professional fees	442,719	167,386
Other	55,658	-
Total accrued liabilities	$498,377	$327,868

Note 5 - Notes Payable – Related Party

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

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 - Commitments and Contingencies (continued)

The Company is also a party to an Exclusive License Agreement (the “2013 Exclusive Agreement”) with the Regents whereby the Regents granted the Company an exclusive license for the use of certain other patents.  The 2013 Exclusive Agreement remains in effect for the life of the last-to-expire patent or last to be abandoned patent application, whichever is later. The Company paid the Regents an initial license issue fee of $10,000 for these other patents. The Company is also required to pay annual maintenance fees to the Licensors. Aggregate maintenance fees for the first three years following execution of the agreement were $7,500. Thereafter, the Company is required to pay maintenance fees of $5,000 annually until the first sale of a licensed product. The Company agreed to pay the Regents specified development milestone payments aggregating up to $765,000 for the first product sold under the 2013 Exclusive Agreement. Milestone payments for additional products developed and sold under the 2013 Exclusive Agreement are reduced by 50%. In addition, for the duration of the 2013 Exclusive Agreement, the Company is required to pay the Regents royalties equal to 2% of the Company’s worldwide net sales of drugs, therapies or other products developed from claims covered by the licensed patent, subject to a minimum royalty payment of $75,000 annually, beginning after the first commercial sale of a licensed product. The Company is required to pay what gave rise to the return of the security deposit the Regents royalties ranging from 8% of worldwide sublicense sales of covered products (if the sublicense is entered after commencement of Phase II clinical trials) to 12% of worldwide sublicense sales (if the sublicense is entered prior to commencement of Phase I clinical trials).  Through June 30, 2023, no royalties have been incurred under the agreement. All maintenance fees due and payable have been paid.

Operating Leases

The Company is a party to a lease agreement for laboratory space leased on a month-to-month basis that is part of a shared facility in Menlo Park, California. During the six months ended June 30, 2023, the Company consolidated its leased space in Menlo Park, California and was refunded security deposits previously paid. In September 2022, the Company renewed its lease for office space in Fairfield, New Jersey for an additional year at the same annual cost of $13,080 per annum.

Rent expense was $27 thousand and $0.1 million for each of the three-month periods ended June 30, 2023 and 2022, respectively. Rent expense was $0.1 million and $0.2 million for each of the six-month periods ended June 30, 2023 and 2022, respectively.

Note 7 - Stockholders’ Equity

Authorized Capital

The Company has authorized the issuance and sale of up to 17 million shares of stock, consisting of 12 million shares of common stock having a par value of $0.001 and 5 million shares of preferred stock having a par value of $0.001 per share. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock outstanding and there were no declared but unpaid dividends or undeclared dividend arrearages on any shares of the Company’s capital stock.

At-the-Market Offering

During the year ended December 31, 2020, the Company entered into an At-the-Market Offering Sales Agreement (“ATM”) with Virtu Americas, LLC, as sales agent. During the six-months ended June 30, 2022, the Company sold 23.4 thousand shares of its common stock under the ATM program for proceeds of $0.2 million, net of commissions. As of June 30, 2023, the Company had approximately $5.0 million available in its ATM program. The Company’s ATM program expires in September 2023.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 7 - Stockholders’ Equity (continued)

Stock Options

The Company has an incentive stock plan, the Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”), and has granted stock options to employees, non-employee directors and consultants from the 2011 Plan. Options granted under the 2011 Plan may be Incentive Stock Options or Non-statutory Stock Options, as determined by the Administrator at the time of grant. As of June 30, 2023, there were 0.2 million shares remaining available for issuance under the 2011 Plan.

During the six months ended June 30, 2023, stock options to purchase 66.9 thousand shares of common stock were cancelled and returned to the option pool for future issuance.

The Company recorded stock-based compensation expense as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$33,211	$19,601	$44,983	$46,409
General and administrative	299,550	417,355	625,379	844,970
Total	$332,761	$436,956	$670,362	$891,379

The following table represents stock option activity for the six months ended June 30, 2023:

			Weighted Average
	Stock Options		Exercise Price		Fair Value	Contractual	Aggregate
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Intrinsic Value
Balance – December 31, 2022	317,857	194,853	$44.53	$38.53	$38.53	6.99	$-
Granted	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-
Cancelled	(66,936)	-	-	-	-	-	-
Balance – June 30, 2023	250,921	159,706	$46.05	$35.92	$35.92	6.27	$-

The following table summarizes information on stock options outstanding and exercisable as of June 30, 2023:

Grant Price		Weighted Average	Total	Number	Weighted Average
From	To	Exercise Price	Outstanding	Exercisable	Remaining Contractual Term
$6.00	$60.60	$35.93	218,966	127,751	6.46 years
$63.00	$138.00	$83.77	20,521	20,527	2.69 years
$159.00	$181.20	$172.14	11,434	11,464	4.59 years
		Totals	250,921	159,742

Warrants

During the six months ended June 30, 2023, warrants to purchase 0.9 thousand shares of common stock expired and were cancelled.

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 7 - Stockholders’ Equity (continued)

The following table represents warrant activity for the six months ended June 30, 2023:

			Weighted Average
	Warrants		Exercise Price		Fair Value	Contractual	Aggregate
	Outstanding	Exercisable	Outstanding	Exercisable	Vested	Life (Years)	Intrinsic Value
Balance – December 31, 2022	1,178,169	1,178,169	$30.67	$30.67	$17.83	3.41	$-
Granted	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-
Cancelled	(854)	-	-	-	-	-	-
Balance – June 30, 2023	1,177,315	1,177,315	$30.66	$30.66	$17.79	2.91	$-

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) in which it purchases shares with the amounts accumulated during the offering period from employee directed payroll deferrals. Purchases of the Company’s common stock are equal to 85% of the closing market price of its common stock on the first day or last day of the offering period, whichever is lower. As of June 30, 2023, there were 10.5 thousand shares remaining available for issuance under the ESPP plan.

Note 8 – Non-Cash Expenses

The following table details the Company’s non-cash expenses included in the accompanying statements of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Stock-based compensation	$332,761	$434,956	$670,362	$891,379
Depreciation & amortization	607	32,244	64,395	65,044
Subtotal	$333,368	$467,200	$734,757	$956,423

Other expense:
Amortization of debt discount	-	-	-	8,350
Subtotal	$-	$-	$-	$8,350

Total non-cash expenses	$333,368	$467,200	$734,757	$964,773

COHBAR, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 9 - Subsequent Events

On July 13, 2023, a purported CohBar stockholder filed a lawsuit in connection with the Merger, captioned McManus v. CohBar, Inc., et al., Case No. 3:23-cv-3495, against CohBar and its directors in the United States District Court for the Northern District of California. On July 17, 2023, another purported CohBar stockholder filed a substantially similar lawsuit in the same court, captioned Chambers v. CohBar, Inc., et al., Case No. 3:23-cv-03541 (together with the McManus action, the “Merger Actions”).

Each of the Merger Actions generally alleges that CohBar’s Form S-4 Registration Statement filed with the SEC on July 3, 2023 (“Registration Statement”) misrepresents and/or omits certain purportedly material information relating to the Merger. Each of the Merger Actions asserts violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against the Company and its directors and violations of Section 20(a) of the Exchange Act against the directors. Each of the Merger Actions seeks, among other things, (i) an injunction enjoining consummation of the Merger, (ii) if the Merger is consummated, an order rescinding it and setting it aside or awarding rescissory damages to the plaintiffs, (iii) an order directing the CohBar directors to disseminate a revised Registration Statement that does not contain any untrue statements of material fact and that states all material facts required in it or necessary to make the statements contained therein not misleading, (iv) an award to the plaintiffs of costs incurred in connection with the action, including plaintiffs’ attorneys’ fees and experts’ fees and (v) any other relief the court may deem just and proper.

The Company believes the Merger Actions to be without merit. It is possible that additional similar cases could be filed in connection with the Merger.

An estimate of the possible loss or range of loss resulting from the Merger Actions (or any other additional similar cases that could be filed) cannot be made at this time.

Management has evaluated subsequent events to determine if events or transactions occurring through the date on which the condensed financial statements were issued require adjustment or disclosure in the Company’s condensed financial statements and determined no such adjustments were necessary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our financial statements as of the dates and for the periods presented in this section. You should read this discussion and analysis in conjunction with the financial statements and notes thereto found in Part I, Item 1 of this Form 10-Q and our financial statements and notes thereto included in the 2022 Form 10-K. All references to the second quarter mean the three-month period ended June 30, 2023, and all references to the first six months of 2023 and 2022 mean the six-month periods ended June 30, 2023 and 2022, respectively. Unless the context otherwise requires, “CohBar,” “we,” “us” and “our” refer to CohBar, Inc.

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

Overview

We are a clinical stage biotechnology company that has historically focused on leveraging the power of the mitochondria and the peptides encoded in its genome to develop potential breakthrough therapeutics targeting chronic and age-related diseases. Our primary historical activities have included utilizing our mitochondria focused technology platform to identify and develop novel peptide analogs, the research and development of our pipeline, securing intellectual property protection for our discoveries and assets, managing collaborations and clinical trials with CROs and raising capital to fund our operations.

In December 2022, we suspended our IND-enabling work on pre-clinical candidate CB5138-3, which we had been developing as a potential treatment of idiopathic pulmonary fibrosis and other fibrotic diseases. The decision to suspend IND-enabling work was based on completed non-clinical formulation studies seeking to identify a formulation suitable for clinical development. In addition, we do not believe that the formulation of CB4211 used in the Phase 1b stage of the trial is suitable for further development. Efforts to develop an improved formulation have not been successful to date and there can be no assurances that we will be able to develop such a formulation.

Historically, we have financed our operations primarily with proceeds from sales of our equity securities, including our initial public offering, private placements of our securities, a debt offering, public sales of our securities and the exercise of outstanding warrants and stock options. Since our inception through June 30, 2023, our operations have been funded with an aggregate of approximately $97.3 million from the sale and issuance of equity instruments and debt, including the proceeds from the exercise of warrants and stock options.

Since inception, we have incurred significant operating losses. Our net losses were $6.5 million and $6.0 million for the six months ended June 30, 2023 and 2022, respectively. We incurred $0.7 million and $1.0 million in non-cash expenses during the six months ended June 30, 2023 and 2022, respectively. Our net losses excluding non-cash expenses were $5.8 million and $5.0 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $103 million. Dependent upon the completion of the Merger, significant expenses and operating losses over the next several years may continue to occur. Our net losses may fluctuate significantly from quarter to quarter and from year to year.

Recent Developments

On May 22, 2023, CohBar entered into the Merger Agreement with Merger Sub and Morphogenesis, pursuant to which, among other matters and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Morphogenesis, with Morphogenesis continuing as a wholly owned subsidiary of CohBar, and CohBar being the surviving corporation of the Merger.

Concurrent with the execution and delivery of the Merger Agreement, CohBar entered into the Stock Purchase Agreement with the Investor, pursuant to which, the Investor has agreed to purchase from CohBar 7,500,000 shares of CohBar Common Stock at a per share price of $2.00 for an aggregate purchase price of $15.0 million immediately prior to the closing of the Merger, subject to adjustments contained in the Stock Purchase Agreement. In addition, CohBar has agreed to sell, at the election of the Investor, which must be made within six months following the closing of the Merger, an aggregate of 7,500,000 additional shares of CohBar Common Stock for an aggregate purchase price of $15.0 million at the same price per share as sold in the Initial Closing, also subject to adjustments contained in the Stock Purchase Agreement. After taking into account the Initial Financing, immediately after the Merger, pre-Merger Morphogenesis stockholders would own approximately 77% of the combined company, pre-Merger CohBar stockholders would own approximately 15% of the combined company, and the Investor would own approximately 9% of the combined company.

See Item 1 of Part I “Financial Statements⸺Note 1 – Business Organization and Nature of Operations” and Item 1A of Part II “Risk Factors—Risks Related to Strategic Alternative Process and Potential Strategic Transaction” for more details.

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

The success of any research programs and the timing of those programs is highly uncertain. As such, and in light of the pending Merger, at this time, we cannot reasonably estimate or know the nature, timing or estimated costs of the efforts that will be necessary to complete research and development of a commercial drug. We are also unable to predict when, if ever, we will receive material net cash inflows from our operations. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:

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

A change in the outcome of any of these variables would significantly change the costs and timing associated with the development of any particular product candidate.

Research and development activities historically were central to our business model and have primarily focused on potential drug candidates in early stages of investigational research. Candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We continue to expect to have significantly lower research and development expenses during the pendency of the Merger primarily due to the suspension of those activities. However, we do not believe that it is possible at this time to accurately project our research and development costs.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. Other significant costs include legal fees relating to patent and corporate matters and fees for accounting and consulting services and directors’ and officers’ insurance. We anticipate that our general and administrative expenses will continue to fluctuate significantly in the coming quarters depending on the timing and magnitude of costs associated with the Merger, or if the Merger is unsuccessful, other strategic alternatives that we may pursue.

Results of Operations

The following table sets forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	For The Three Months Ended June 30,		Change
	2023	2022	$	%
Operating expenses:
Research and development	$178,862	$1,186,900	$(1,008,038)	-85%
General and administrative	4,254,487	1,556,785	2,697,702	173%
Total operating expenses	$4,433,349	$2,743,685	$1,689,664	62%

Comparison of Three Months Ended June 30, 2023 and 2022

Research and development expenses were $0.2 million in the three months ended June 30, 2023 compared to $1.2 million in the prior year period, a decrease of $1.0 million, or 85%. The lower research and development expenses was primarily due to a decrease of $0.6 million associated with our research programs related to the suspension of our activities, a $0.2 million decrease in compensation costs due to lower headcount in the current year period and a $0.1 million decrease in rent expense as we reduced the amount of office space leased.

General and administrative expenses were $4.3 million in the three months ended June 30, 2023 compared to $1.6 million in the prior year period, an increase of $2.7 million, or 173%. The increase in general and administrative expenses was due to a $1.7 million increase in professional fees primarily due to costs related to the Merger and a $1.2 million compensation charge incurred in the current year period related to the retention of our key executives. These increases were partially offset by lower compensation costs and directors fees of $0.2 million primarily due to the decrease in stock-based compensation of $0.1 million.

	For The Six Months Ended June 30,		Change
	2023	2022	$	%
Operating expenses:
Research and development	$1,199,601	$2,693,208	$(1,493,607)	-55%
General and administrative	5,533,760	3,301,703	2,232,057	68%
Total operating expenses	$6,733,361	$5,994,911	$738,450	12%

Comparison of Six Months Ended June 30, 2023 and 2022

Research and development expenses were $1.2 million in the six months ended June 30, 2023 compared to $2.7 million in the prior year period, a decrease of $1.5 million, or 55%. The lower research and development expenses was primarily due to a decrease of $0.8 million associated with our research programs related to the suspension of our activities, a $0.4 million decrease in consulting expenses due to less usage of those services, a $0.2 million decrease in compensation costs primarily due to lower headcount in the current year period and a $0.1 million decrease in rent expense as we reduced the amount of office space leased.

General and administrative expenses were $5.5 million in the six months ended June 30, 2023 compared to $3.3 million in the prior year period, an increase of $2.2 million, or 68%. The increase in general and administrative expenses was due to a $1.4 million increase in professional fees primarily due to merger related costs and a $1.2 million compensation charge incurred in the current year period related to retention of our key executives. These increases were partially offset by a $0.2 million decrease in compensation costs primarily due to lower stock-based compensation expenses and a $0.1 million decrease in annual meeting fees due to the difference in timing of the dates of the current year’s meeting as compared to the prior year’s meeting.

Liquidity and Capital Resources

As of June 30, 2023, we had cash, cash equivalents and investments totaling $12.3 million. We maintain our cash in a checking and savings account on deposit with a banking institution in the United States.

On May 27, 2020, we entered into an At-the-Market Offering Sales Agreement (the “ATM”) with Virtu Americas, LLC, as sales agent. In connection with the ATM, we filed a prospectus Supplement on March 29, 2022, pursuant to which we may currently sell shares of common stock with an aggregate offering price of up to $5.0 million. Our ATM program expires in September 2023.

As of June 30, 2023, we had working capital and stockholders’ equity of $9.5 million and $9.5 million, respectively. During the six months ended June 30, 2023, we incurred a net loss of $6.5 million. Based on management’s current plans (see Recent Developments above) on working towards the Merger and the suspension of our R&D activities, we believe that our funds available will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least one year from the issuance of these financial statements. However, if the Merger is not approved or does not occur, we may not be successful in identifying and implementing any strategic alternatives to the Merger, including a debt or equity raise, business combination, investment into CohBar, asset sale or other strategic transaction.

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 and 2022 was $3.5 million and $5.9 million, respectively. The cash used in operations for the six months ended June 30, 2023 was primarily due to our reported net loss of $6.5 million partially offset by an increase of $1.4 million in accounts payable and accrued expenses primarily due to costs related to the Merger, $0.7 million in stock based compensation, a $0.6 million increase in accrued compensation primarily due to retention bonuses accrued at June 30, 2023 and a $0.3 million increase in prepaid expenses and other current assets primarily due to the amortization of those items. The cash used in operations for the six months ended June 30, 2022 was primarily due to our reported net loss of $6.0 million.

Cash Flows from Investing Activities

Net cash provided by investing activities was $3.7 million in the six months ended June 30, 2023 and was primarily due to the redemptions of investments during the period. Net cash provided by investing activities was $4.0 million in the six months ended June 30, 2022 and was primarily due to the redemptions of investments during the period.

Cash Flows from Financing Activities

No net cash was used in or provided by financing activities in the six months ended June 30, 2023. Net cash used in financing activities in the six months ended June 30, 2022 was $0.2 million due to the repayment of promissory notes partially offset by the proceeds received from sales under our ATM program.

Contractual Obligations

We are a party to a lease agreement for laboratory space leased on a month-to-month basis that is part of a shared facility in Menlo Park, California. During the six months ended June 30, 2023, we consolidated our leased space in Menlo Park, California and were refunded security deposits previously paid. In September 2022, we renewed our lease for office space in Fairfield, New Jersey for an additional year at the same annual cost of $13,080 per annum.

Rent expense was $27 thousand and $0.1 million for each of the three-month periods ended June 30, 2023 and 2022, respectively. Rent expense was $0.1 million and $0.2 million for each of the six-month periods ended June 30, 2023 and 2022, respectively.

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

During the six months ended June 30, 2023, there were no material changes to our critical accounting estimates or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Plan for Remediation of the Material Weakness in Internal Control over Financial Reporting

Depending upon the outcome of the merger, our management intends to remediate this material weakness in internal control over financial reporting to the extent possible in the coming quarters by hiring additional personnel/assigning additional personnel to positions that involve processing financial information to segregate duties in the review of journal entries and account reconciliations so that such entries and reconciliations are reviewed by someone other than the preparer.

If we are unable to remediate the material weakness, or other control deficiencies are identified, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports as a public company in a timely manner. Due to our small size and limited resources, segregation of duties may not always be possible and may not be economically feasible. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended June 30, 2023. We continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses. See Item 1A of Part II “Risk Factors—If we fail to establish and maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our common stock” for more details.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time be party to litigation and subject to claims incident to the ordinary course of business. As we grow and gain prominence in the marketplace, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows or financial position. We are currently a party to the Merger Actions. See Item 1 of Part I “Financial Statements⸺Note 9 – Subsequent Events” for more details.

Item 1A. Risk Factors

Summary of Risk Factors

Investing in our common stock involves significant risks. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and related notes, and other filings we have made and make in the future with the Securities and Exchange Commission. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. In such case, the trading price of our common stock would likely decline, and you may lose all or part of your investment. Below is a summary of some of the risks we face:

●	The merger consideration at the closing of the Merger may have a greater or lesser value than at the time the Merger Agreement was signed because of the fixed Exchange Ratio;

●	Failure to complete the Merger may result in us paying a termination fee to the other party and could harm the price of our common stock and our future business and operations;

●	If the conditions to the Merger, including the condition for us to have at least $4.0 million cash and cash equivalents at the Effective Time, are not satisfied or waived, the Merger may not occur, the closing of the Merger could be delayed or pre-Merger CohBar stockholders could be diluted;

●	Our stockholders may not realize a benefit from the Merger commensurate with the ownership interest dilution they will experience in connection with the Merger, including due to any shares of our common stock issued in the Initial Financing;

●	If the Merger is not completed, our stock price may decline significantly;

●	During the pendency of the Merger, we may not be able to enter into a business combination with another party on more favorable terms because of restrictions in the Merger Agreement, which could adversely affect our business prospects;

●	Litigation has arisen, and more could arise, in connection with the Merger, against us or the members of our board of directors, which could be costly, prevent consummation of the Merger, divert management’s attention and otherwise materially harm our business;

●	Our stockholders may potentially not receive any payment on the CVRs and the CVRs may otherwise expire valueless;

●	If the Merger is not approved or does not occur, we may decide to dissolve and liquidate our Company, and the amount of cash that may be available for distribution to our stockholders is uncertain;

●	If the Merger is not approved or does not occur, we may not be successful in identifying and implementing any strategic alternatives to the Merger, including a merger, business combination, investment into the Company, asset sale or other strategic transaction, and any such strategic transaction that we may consummate in the future could have negative consequences;

●	We are an early-stage biotechnology company and may never be able to successfully develop marketable products or generate any revenue. We have a limited relevant operating history upon which an evaluation of our performance and prospects can be made. There is no assurance that our future operations will result in profits. If we cannot generate sufficient revenues, we may further suspend or cease operations;

●	The volatility in the price of our common stock could result in substantial losses to our stockholders, and if we are unable to comply with Nasdaq’s continued listing requirements, our common stock could be delisted;

●	Our business could be negatively affected as a result of significant stockholders or potential stockholders attempting to effect changes or acquire control over the Company, which could cause us to incur significant expense, hinder execution of our business strategy, including consummation of the Merger, and impact the trading value of our securities;

●	We maintain our cash at financial institutions. The failure of financial institutions could adversely affect our ability to pay our operational expenses or make other payments; and

●	Our employees, directors, and potential future principal investigators, CROs and consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

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

Risks Related to the Merger

The merger consideration at the closing of the Merger may have a greater or lesser value than at the time the Merger Agreement was signed because of the fixed Exchange Ratio.

Subject to the terms and conditions of the Merger Agreement, at the closing of the Merger, each then-outstanding share of Morphogenesis common stock will be converted into shares of our common stock. Applying the Exchange Ratio, on pro forma basis, and after taking into account the Initial Financing, pre-Merger Morphogenesis equityholders are expected to own approximately 77% of the combined company, pre-Merger CohBar equityholders are expected to own approximately 15% of the combined company, and the Investor is expected to own approximately 9% of the combined company (excluding in each such case the effect of out-of-the-money options and warrants of our Company that will remain outstanding after the Merger), subject to certain assumptions, including, but not limited to, (i) a valuation for our Company equal to $25.0 million, (ii) a valuation for Morphogenesis equal to $130.6 million and (iii) gross proceeds of $15.0 million from the Initial Financing, in each case as further described in the Merger Agreement. Accordingly, the exchange ratio is fixed (subject to certain adjustments in relation to the capitalization of our Company and Morphogenesis as set forth in the Merger Agreement) and will not change or otherwise be adjusted based on the market price of our common stock.

Any changes in the market price of our common stock before the completion of the Merger will not affect the number of shares Morphogenesis stockholders will be entitled to receive pursuant to the Merger Agreement. Therefore, if before the completion of the Merger, the market price of our common stock increases from the market price on the date of the Merger Agreement, then Morphogenesis stockholders could receive merger consideration with substantially more value for their shares of Morphogenesis capital stock than the parties had negotiated when they established the exchange ratio. The Merger Agreement does not include a price-based termination right.

Failure to complete the Merger may result in us paying a termination fee to the other party and could harm the price of our common stock and our future business and operations.

If the Merger is not completed, we may be subject to the following risks:

●	if the Merger Agreement is terminated under specified circumstances, we could be required to pay Morphogenesis a termination fee of $1.0 million, plus, up to $1.5 million in expense reimbursements;

●	the price of our common stock may decline and could fluctuate significantly; and

●	costs related to the Merger, such as financial advisor, legal and accounting fees, a majority of which must be paid even if the Merger is not completed.

If the Merger Agreement is terminated and the our board of directors determines to seek another business combination, there can be no assurance that we will be able to find another third party to transact a business combination with, or that if we are successful in finding such a third party, that such a business combination would yield comparable or greater benefits.

The issuance of our common stock to Morphogenesis stockholders pursuant to the Merger Agreement and the resulting change in control from the Merger must be approved by our stockholders, and the Merger Agreement and transactions contemplated thereby must be approved by the Morphogenesis stockholders. Failure to obtain these approvals would prevent the closing of the Merger.

Before the Merger can be completed, our stockholders must approve, among other things, the issuance of our common stock to Morphogenesis stockholders pursuant to the Merger Agreement and the resulting change in control from the Merger, and Morphogenesis stockholders must adopt the Merger Agreement and approve the Merger and the related transactions. Failure to obtain the required stockholder approvals, including due to the inability to obtain a quorum to hold our special meeting, may result in a material delay in, or the abandonment of, the Merger. Additionally, even if we obtain our stockholder approval, Morphogenesis stockholders may not adopt the Merger Agreement and approve the Merger, which may also result in a material delay in, or abandonment of, the Merger. Any delay in completing the Merger may materially adversely affect the timing and benefits that are expected to be achieved from the Merger or our or Morphogenesis’ ability to complete the Merger in accordance with the Merger Agreement.

If the conditions to the Merger, including the condition for us to have at least $4.0 million cash and cash equivalents at the Effective Time, are not satisfied or waived, the Merger may not occur, the closing of the Merger could be delayed or pre-Merger CohBar stockholders could be diluted.

Even if our stockholders approve, among other things, the issuance of our common stock to Morphogenesis stockholders pursuant to the Merger Agreement and the resulting change in control from the Merger, specified conditions must be satisfied or, to the extent permitted by applicable law, waived to complete the Merger. One such condition is that we must have at least $4 million cash and cash equivalents after taking into account any of our transaction expenses as of the effective time. If this condition is not satisfied, we or Morphogenesis may renegotiate the terms of the Merger Agreement and/or the Merger may not occur or, even if this condition is waived by Morphogenesis, not satisfying this condition may adversely impact negotiations between us and Morphogenesis to complete the Merger and/or a lower valuation being attributed to us under the Merger Agreement, which could cause dilution to pre-Merger CohBar stockholders. We cannot assure you that all of the conditions to the consummation of the Merger will be satisfied or waived. If the conditions are not satisfied or waived, the Merger may not occur or the closing may be delayed. Any delay in completing the Merger may materially adversely affect the timing and benefits that are expected to be achieved from the Merger.

The Merger may be completed even though a material adverse effect may result from the announcement of the Merger, industry-wide changes or other causes.

In general, we are not obligated to complete the Merger if there is a material adverse effect affecting the other party between May 22, 2023, the date of the Merger Agreement, and the closing of the Merger. However, certain types of causes are excluded from the concept of a “material adverse effect.” Such exclusions include, but are not limited to, changes or conditions generally affecting the industries in which Morphogenesis operates, the economy, financial markets or regulatory or political conditions or developments, changes resulting from the announcement of the Merger, natural disasters, pandemics (including the coronavirus (“COVID-19”) pandemic), other force majeure events, acts of terrorism, war and certain governmental responses in relation thereto, changes in law or the generally accepted accounting principles in the U.S. (“GAAP”) and certain actions taken or not taken by Morphogenesis. Therefore, if any of these events were to occur or adversely affect Morphogenesis, we would still be obliged to consummate the closing of the Merger notwithstanding such material adverse effect. If any such adverse effects occur and we and Morphogenesis consummate the closing of the Merger, the stock price of the combined company may suffer. This in turn may reduce the value of the Merger to our stockholders.

If we complete the Merger, we have agreed to issue and sell additional shares of our common stock in the Initial Financing and Second Financing with the Investor, which will result in dilution of our pre-Merger stockholders if completed, and, even if the Initial Financing and Second Financing are each completed, the combined company will need to raise additional capital by issuing equity securities or additional debt or through licensing arrangements, which may cause further dilution to the combined company’s stockholders or restrict the combined company’s operations.

On May 22, 2023 and concurrently with the execution and delivery of the Merger Agreement, we entered into the Stock Purchase Agreement with the Investor. Pursuant to the Stock Purchase Agreement, we will issue, subject to adjustments contained in the Stock Purchase Agreement, 7,500,000 shares of our common stock for an aggregate purchase price of $15 million (the “Initial Financing”) immediately prior to the effective time (the “Initial Closing”). The consummation of the Initial Financing is conditioned on the satisfaction or waiver of the conditions set forth in the Stock Purchase Agreement. In addition, pursuant to the Stock Purchase Agreement, we have agreed to sell, at the election of the Investor within six months after the Initial Closing of the Initial Financing and subject to the satisfaction or waiver of the conditions set forth in the Stock Purchase Agreement, an aggregate of 7,500,000 additional shares of our common stock, subject to adjustments contained in the Stock Purchase Agreement, for an aggregate purchase price of up to $15 million at the same price per share as sold in connection with the Initial Closing (the “Second Financing”).

Any shares of our common stock issued in the Initial Financing at the Initial Closing will result in dilution to the pre-Merger CohBar equityholders ownership interests of the combined company. Any shares of our common stock issued in the Second Financing at the Second Closing will result in dilution to the then-existing securityholders’ ownership interests of the combined company.

Even if the Initial Financing and Second Financing are completed, the combined company will need to raise additional capital by issuing equity securities or additional debt or through licensing arrangements. Additional financing may not be available to the combined company when it is needed or may not be available on favorable terms. To the extent that the combined company raises additional capital by issuing equity securities, such financing will cause additional dilution to all then-existing securityholders of the combined company. It is also possible that the terms of any new equity securities may have preferences over the combined company’s common stock. Any debt financing the combined company enters into may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of the combined company’s assets, as well as prohibitions on its ability to create liens, pay dividends, redeem its stock or make investments. In addition, if the combined company raises additional funds through licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to the combined company.

Our stockholders may not realize a benefit from the Merger commensurate with the ownership interest dilution they will experience in connection with the Merger, including due to any shares of our common stock issued in the Initial Financing.

If the combined company is unable to realize the full strategic and financial benefits currently anticipated from the Merger, our stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.

If the Merger is not completed, our stock price may decline significantly.

The market price of our common stock is subject to significant fluctuations. Market prices for securities of pharmaceutical, biotechnology and other life science companies have historically been particularly volatile. In addition, the market price of our common stock will likely be volatile based on whether stockholders and other investors believe that we can complete the Merger or otherwise raise additional capital to support our operations if the Merger is not consummated and another strategic transaction cannot be identified, negotiated and consummated in a timely manner, if at all. The volatility of the market price of our common stock has been and may be exacerbated by lower trading volume. Additional factors that may cause the market price of our common stock to fluctuate include:

●	the entry into, or termination of, key agreements, including commercial partner agreements;

●	announcements by commercial partners or competitors of new commercial products, clinical progress or lack thereof, significant contracts, commercial relationships or capital commitments;

●	the loss of key employees;

●	future sales of our common stock;

●	general and industry-specific economic conditions that may affect our research and development expenditures;

●	the failure to meet industry analyst expectations; and

●	period-to-period fluctuations in financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies.

Our stockholders will generally have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the completion of the Merger as compared to their current ownership and voting interests in our Company.

After the completion of the Merger, our current stockholders will generally own a smaller percentage of the combined company than their ownership of our Company prior to the Merger. Immediately after the Merger, and after taking into account the Initial Financing, pre-Merger CohBar stockholders are expected to own approximately 15% of the combined company, subject to certain assumptions, including, but not limited to, (i) a valuation for our Company equal to $25.0 million, (ii) a valuation for Morphogenesis equal to $130.6 million and (iii) gross proceeds of $15.0 million from the Initial Financing, in each case as further described in the Merger Agreement. The Chief Executive Officer and Chief Financial Officer of Morphogenesis will serve as the Chief Executive Officer and Chief Financial Officer of the combined company, respectively, following the completion of the Merger.

During the pendency of the Merger, we may not be able to enter into a business combination with another party on more favorable terms because of restrictions in the Merger Agreement, which could adversely affect our business prospects.

Covenants in the Merger Agreement impede our ability to make acquisitions during the pendency of the Merger, subject to specified exceptions. As a result, if the Merger is not completed, we may be at a disadvantage to our competitors during that period. In addition, while the Merger Agreement is in effect, we are generally prohibited from soliciting, initiating or knowingly encouraging, inducing or facilitating the communication, making, submission or announcement of any acquisition proposal or acquisition inquiry or taking any action that could reasonably be expected to lead to any acquisition proposal or acquisition inquiry regarding transactions involving a third party, including a merger, consolidation or other business combination, subject to specified exceptions. Any such transactions could be favorable to our stockholders, but we may be unable to pursue them.

Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the transactions contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit us from soliciting competing proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances. In addition, if we terminate the Merger Agreement under specified circumstances, we could be required to pay Morphogenesis a termination fee of $1.0 million, plus, up to $1.5 million in expense reimbursements. The termination fee provisions may discourage third parties from submitting competing proposals to us or our stockholders, and may cause our board of directors to be less inclined to recommend a competing proposal.

Because the lack of a public market for Morphogenesis’ capital stock makes it difficult to evaluate the fair market value of Morphogenesis’ capital stock, the value of our common stock to be issued to Morphogenesis stockholders may be more or less than the fair market value of Morphogenesis’ capital stock.

The outstanding capital stock of Morphogenesis is privately held and is not traded in any public market. The lack of a public market makes it difficult to determine the fair market value of Morphogenesis’ capital stock. Because the percentage of our Company’s equity to be issued to Morphogenesis stockholders was determined based on negotiations between the parties, it is possible that the value of our common stock to be issued to Morphogenesis stockholders will be more or less than the fair market value of Morphogenesis’ capital stock.

Litigation has arisen, and more could arise, in connection with the Merger, against us or our board of directors, which could be costly, prevent consummation of the Merger, divert management’s attention and otherwise materially harm our business.

In the past, securities litigation has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. We may be exposed to such litigation even if no wrongdoing occurred. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate the Merger or a potential strategic alternative (in the case the Merger is not approved or does not occur) or the ultimate value our stockholders receive in any such transaction.

In July, 2023, two lawsuits were filed against us and our board of directors in connection with the Merger, each generally alleging that the Registration Statement misrepresents and/or omits certain purportedly material information relating to the Merger. Each of the Merger Actions asserts violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against the Company and our board of directors and violations of Section 20(a) of the Exchange Act against our board of directors. See Item 1 of Part I “Financial Statements⸺Note 9 – Subsequent Events” for more details. We believe the Merger Actions to be without merit. It is possible that additional putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us or our board of directors in connection with the transactions contemplated by the Merger Agreement.

The outcome of litigation is inherently uncertain, and we may not be successful in defending against existing or any future claims. Regardless of the outcome of any litigation, including the Merger Actions, such litigation may be time-consuming and expensive, could delay or prevent the Merger, and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger may materially adversely affect our business, results of operations, prospects, and financial condition. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers, suppliers, and other business partners, or otherwise materially harm our operations and financial performance.

Our stockholders may potentially not receive any payment on the CVRs and the CVRs may otherwise expire valueless.

The Merger Agreement contemplates that, at or prior to the effective time, we will enter into the CVR Agreement pursuant to which each of our stockholders of record immediately prior to the Merger and certain warrant holders of record as of the close of business on the business day immediately prior to the date of the closing of the Merger, or such other date pursuant to the terms of the Merger Agreement, will receive one CVR for each outstanding share of our common stock held by such stockholder or, in the case of the warrants, each share of our common stock for which such warrant is exercisable on such date, in each case, subject to and in accordance with the terms and conditions of the CVR Agreement. Each CVR will entitle the holder thereof to receive certain cash payments from the net proceeds, if any, related to the disposition of our legacy assets pursuant to any disposition agreement entered into within three years of the closing of the Merger. The right of our stockholders to derive any value from the CVRs will be contingent solely upon the disposition of such assets within the time periods specified in the CVR Agreement. Our legacy assets include the tangible and intangible assets primarily used in or primarily related to the development and optimization of novel therapeutics that are analogs of mitochondrial derived peptides, including without limitation, our CB4211 candidate and CB5138 Analogs.

We, or the combined company, may not be able to dispose of, or achieve successful results from the disposition of, such assets as described above. If we, or the combined company, are not able to dispose of, or achieve successful results from the disposition of, such assets for any reason within the time periods specified in the CVR Agreement, including due to any permitted deductions set forth in the CVR Agreement being greater than any gross proceeds, no payments will be made under the CVRs, and the CVRs will expire valueless.

The tax treatment of the CVRs is uncertain.

We intend to treat the issuance of the CVRs to the persons who prior to completion of the Merger were stockholders of our Company as a distribution of property with respect to our common stock. However, the U.S. federal income tax treatment of the CVRs is uncertain. There is no legal authority directly addressing the U.S. federal income tax treatment of contingent value rights with characteristics similar to the CVRs. Therefore, it is possible that the issuance of the CVRs may be treated as a distribution of equity with respect to our common stock, as an “open transaction,” or as a “debt instrument” for U.S. federal income tax purposes, and such questions are inherently factual in nature.

Risks Related to our Company

Risks Related to Strategic Alternative Process and Potential Strategic Transaction

If the Merger is not approved or does not occur, we may decide to dissolve and liquidate our Company, and the amount of cash that may be available for distribution to our stockholders is uncertain.

If the Merger is not approved or does not occur, we may decide to pursue a dissolution and liquidation of our Company, and the amount of cash that may be available for distribution to our stockholders is uncertain. This amount will depend on the resolution of our financial commitments and contingent liabilities and the timing of the decision to liquidate. Our financial commitments and contingent liabilities include: (i) personnel costs, including severance; (ii) contractual obligations to vendors and clinical study sites; and (iii) non-cancelable lease obligations. In addition, if the Merger Agreement is terminated under specified circumstances, we could be required to pay Morphogenesis a termination fee of $1.0 million, plus up to $1.5 million in expense reimbursements. Even if a termination fee or expense reimbursements are not payable in connection with a termination of the Merger Agreement, we will have incurred significant fees and expenses, which must be paid whether or not the Merger is completed.

If the Merger is not approved or does not occur, we may not be successful in identifying and implementing any strategic alternatives and any future strategic transactions could have negative consequences.

If the Merger is not approved or does not occur, we may seek strategic alternatives, including a merger, business combination, investment into our Company, asset sale or other strategic transaction. The process of continuing to evaluate these strategic alternatives is costly, time-consuming and complex, and we have incurred, and may in the future incur, significant costs related to this continued evaluation, such as legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed, decreasing the remaining cash available for use in our business. This reduction in our available cash may make us less attractive to potential partners.

Potential counterparties in a strategic transaction involving our Company may place minimal or no value on our assets. Further, the development and any potential commercialization of our product candidates will require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving our Company may choose not to spend additional resources and continue to utilize our peptide library and technology platform and may attribute little or no value, in such a transaction, to those product assets.

There can be no assurance that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value, or achieve the anticipated results. If we are unable to consummate the Merger or a strategic transaction, our board of directors may decide to pursue a dissolution and liquidation.

Even if we are successful in completing the Merger or a strategic alternative, we may be exposed to other operational and financial risks.

Although there can be no assurance that the Merger or a strategic alternative (in the case the Merger is not approved or does not occur) will result from the process we have undertaken to identify and evaluate strategic alternatives, the negotiation and consummation of any such transaction requires significant time on the part of our management, which results in disruption to our business.

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

Our ability to consummate the Merger or a strategic alternative depends on our ability to retain our employees required to consummate such transaction.

Our ability to consummate the Merger or a strategic alternative (in the case the Merger is not approved or does not occur) depends upon our ability to retain our employees required to consummate such a transaction, in particular our Chief Executive Officer and Chief Financial Officer, the loss of whose services may adversely impact the ability to consummate such transaction. If we are unable to successfully retain these employees, we are at risk of a disruption to our exploration and consummation of a strategic alternative as well as business operations.

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

Until we can generate significant revenues, if ever, we expect to satisfy our future cash needs through equity or debt financing, the Merger, the Initial Financing, the Second Financing or one or more strategic alternatives (as discussed above). We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations. In the event we are not able to continue operations, investors will likely suffer a complete loss of their investments in our securities.

We are an early-stage biotechnology company and may never be able to successfully develop marketable products or generate any revenue and there is no assurance that our future operations will result in profits.

We are an early-stage company. Our operations to date have been limited to organizing and staffing our Company, business planning, raising capital, identifying natural mitochondrial derived peptides (“MDPs”) for further research, developing our intellectual property portfolio, performing research on identified MDPs and our novel analogs and progressing our most advanced drug candidate into and through clinical studies. We have not generated any revenues to date. In December 2022, we announced that we had suspended further IND-enabling activities for our CB5138-3 product candidate due to challenges in identifying a suitable formulation for clinical development. Similarly, we have not been able to identify a formulation for CB4211 that would be suitable to move it forward to the next stage of clinical development. We have no relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, evaluating and implementing the Merger or a strategic alternative (as discussed above), failure of potential drug candidates either in research, preclinical testing or in clinical trials, and failure to establish business relationships and competitive advantages against other companies. If we fail to consummate the Merger or otherwise become profitable, we may be forced to further suspend or cease operations.

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

We cannot predict whether we will encounter problems with our future clinical trials that will cause regulatory agencies, institutional review boards or us to suspend or delay a trial. We have experienced delays in both our CB4211 and CB5138-3 programs. Our Phase 1a/1b clinical trial for CB4211 was suspended in November 2018 in order to address injection site reactions, and was delayed again in March 2020 due to impacts of the COVID-19 pandemic. Our planned IND filing for our CB5138-3 product candidate was delayed from the second half of 2022 to the second half of 2023 due to the observation of injection site reactions in our preclinical toxicology studies. Ultimately, our efforts to mitigate these injection site reactions by improving the formulation for this product candidate were unsuccessful and in December 2022, we announced that we had suspended further IND-enabling activities for this peptide.

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

Our future success depends on our Chief Executive Officer and Chief Financial Officer.

We are highly dependent on our Chief Executive Officer and Chief Financial Officer who are employed “at will,” meaning they may terminate the employment relationship at any time. We do not maintain “key person” insurance for any of the key members of our team. We have in the past and may in the future continue to experience changes in our executive management team resulting from the departure of executives or subsequent hiring of new executives. The loss of the services of our Chief Executive Officer or Chief Financial Officer could impede our ability to consummate the Merger or any other strategic alternatives, as discussed above.

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

Our future product candidates and the activities associated with their development and potential commercialization, including their testing, manufacturing, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other U.S. and international regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, including current good manufacturing practices (“cGMP”), quality control, quality assurance and corresponding maintenance of records and documents, including periodic inspections by the FDA and other regulatory authorities and requirements regarding the distribution of samples to providers and recordkeeping.

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

Our compliance with Section 404 will require us to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue taking steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude that our internal control over financial reporting is effective as required by Section 404. For example, we concluded as of the end of the second quarter of 2023 that our disclosure controls and procedures were not effective due to a material weakness. The material weakness relates to a lack of segregation of duties as we currently have only one employee assigned to positions that involve processing financial information. As a result, not all of our journal entries and account reconciliations have been reviewed by someone other than the preparer, heightening the risk of error or fraud. There can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses. The presence of this or other material weaknesses could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on The Nasdaq Capital Market (“Nasdaq”). If material weaknesses or deficiencies in our internal controls exist and go undetected or unremedied, our financial statements could contain material misstatements that, when discovered in the future, could cause us to fail to meet our future reporting obligations and cause the price of our common stock to decline.

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

The trading market for our common stock can be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analysts who may cover us were to cease coverage of our Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

The volatility in the price of our common stock could result in substantial losses to our stockholders.

The market price of our common stock has been and is likely to continue to be volatile. The stock market in general, and the market for biotechnology companies in particular has experienced extreme volatility that can be unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

●	developments concerning the Merger or Morphogenesis;

●	results of preclinical studies or clinical trials of our future product candidates or those of our competitors;

●	unanticipated or serious safety concerns related to the use of any of our future product candidates;

●	challenges in developing commercially viable formulations for our future product candidates;

●	adverse regulatory decisions, including failure to receive regulatory approval for any of our future product candidates;

●	the success of competitive drugs or technologies;

●	regulatory or legal developments in the United States and other countries applicable to our future product candidates;

●	the size and growth of our prospective patient populations;

●	developments concerning our future collaborators, our external manufacturers or in-house manufacturing capabilities;

●	inability to obtain adequate product supply for any future product candidate for preclinical studies, clinical trials or future commercial sale or inability to do so at acceptable prices;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	the recruitment or departure of key personnel;

●	the level of expenses related to any of our future product candidates or clinical development programs;

●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or drugs;

●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts or publications of research reports about us or our industry;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	changes in the structure of healthcare payment systems;

●	market conditions in the biotechnology sector;

●	our cash position or the announcement or expectation of additional financing efforts;

●	the impact of rising inflation, including wage inflation;

●	general macroeconomic, industry, geopolitical and market conditions; and

●	other factors, including those described in this “Risk Factors” section, many of which are beyond our control.

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

Our business could be negatively affected as a result of significant stockholders or potential stockholders attempting to effect changes or acquire control over our Company, which could cause us to incur significant expense, hinder execution of our business strategy, including consummation of the Merger, and impact the trading value of our securities.

Our stockholders may from time-to-time attempt to effect changes, engage in proxy solicitations or advance stockholder proposals. Responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of our board of directors and senior management from the pursuit of business strategies, including the consummation of the Merger. Any of these impacts could materially and adversely affect our business and operating results. Further, the market price of our common stock, which has been trading below book value, could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties described above.

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

Additionally, the Sarbanes-Oxley Act and the related rules and regulations of the SEC and Nasdaq require us to implement particular corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Among other things, we are subject to rules regarding the independence of the members of our board of directors and committees of our board and their experience in finance and accounting matters, rules regarding the diversity of our board of directors and certain of our executive officers are required to provide certifications in connection with our quarterly and annual reports filed with the SEC. The perceived personal risk associated with these rules may deter qualified individuals from accepting these positions. Accordingly, we may be unable to attract and retain qualified officers and directors. If we are unable to attract and retain qualified officers and directors, our business and our ability to maintain the listing of our shares of common stock on Nasdaq or another stock exchange could be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

Exhibit Number	Description
2.1*†	Agreement and Plan of Merger, dated May 22, 2023, by and among CohBar, Inc., Chimera MergeCo, Inc. (Merger Sub) and Morphogenesis, Inc. (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K (File No. 001-38326), as filed with the Commission on May 23, 2023).
3.1*	Third Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (File No. 000-55334), as filed with the Commission on January 8, 2015).
3.2*	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (File No. 001-38326), as filed with the Commission on June 18, 2020).
3.3*	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (File No. 001-38326), as filed with the Commission on September 22, 2022).
3.4*	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K (File No. 000-55334), as filed with the Commission on January 8, 2015).
10.1*††	Stock Purchase Agreement, dated May 22, 2023, by and between CohBar, Inc. and K&V Investment Two, LLC (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-38326), as filed with the Commission on May 23, 2023).
10.2*	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-38326), as filed with the Commission on May 23, 2023).
10.3*	Form of Morphogenesis Support Agreement (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K (File No. 001-38326), as filed with the Commission on May 23, 2023).
10.4*	Form of CohBar Support Agreement (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K (File No. 001-38326), as filed with the Commission on May 23, 2023).
10.5*	Form of Lock-Up Agreement (Incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K (File No. 001-38326), as filed with the Commission on May 23, 2023).
10.6*	Form of Contingent Value Rights Agreement (Incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K (File No. 001-38326), as filed with the Commission on May 23, 2023).
10.7*	Third Amendment, dated May 22, 2023, to Executive Employment Agreement, dated as of November 27, 2013, between CohBar, Inc. and Jeffrey F. Biunno, as amended (Incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K (File No. 001-38326), as filed with the Commission on May 23, 2023).
10.8*	Letter Agreement, dated May 22, 2023, between Joseph J. Sarret and CohBar, Inc., as amended (Incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K (File No. 001-38326), as filed with the Commission on May 23, 2023).
10.9*	Letter Agreement, dated May 22, 2023, between Jeffrey F. Biunno and CohBar, Inc., as amended (Incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K (File No. 001-38326), as filed with the Commission on May 23, 2023).
31.1**	Certification of Principal Executive Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Rule 13-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL, and contained in Exhibit 101)

*	Previously filed.
**	Filed herewith.
†	The annexes, schedules, and certain exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. CohBar hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the Commission upon request.
††	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on.

Date: August 14, 2023	By:	/s/ Jeffrey F. Biunno
Jeffrey F. Biunno
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)